Form 10-K
period 1997-06-30
CAPITAL DIMENSIONS INC
filed 1997-09-29
CIK 822874

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the fiscal year ended June 30, 1997

                                       OR

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the Transition period from _________ to __________

                        COMMISSION FILE NUMBER: 000-22721

                            CAPITAL DIMENSIONS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                         52-1139951
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

                         TWO APPLETREE SQUARE, SUITE 335
                              BLOOMINGTON, MN 55425
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (612) 854-3007

Securities registered pursuant to section 12(b) of the act:  none

Securities registered pursuant to section 12(g) of the act:

          Title of each class
          -------------------
          Common stock, no par  value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of June 30, 1997, the Company had outstanding 1,698,438 shares of Common Stock, no par value per share.

Documents Incorporated by Reference:  None.

                                TABLE OF CONTENTS


                                                                            PAGE
PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   16
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . .   17

PART II

Item 5.     Market for Registrant's Common Equity and
              Related Stockholder Matters. . . . . . . . . . . . . . . . .   17
Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . .   19
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . .   21
Item 8.     Financial Statements and Supplementary Data. . . . . . . . . .   24
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure. . . . . . . . . . . . .   24

PART III

Item 10.    Directors and Executive Officers of the Registrant . . . . . .   24
Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . .   27
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . . . .   29
Item 13.    Certain Relationships and Related Transactions . . . . . . . .   30

PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .   31

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32

FORWARD-LOOKING STATEMENTS

         This Annual Report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. Such forward-looking statements can be identified by the use of terminology such as "may," "will," "expect," "plan," "intend," "anticipate," "estimate," or "continue" or comparable
terminology.   Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to the following factors: (i) risks associated with investments in small, privately owned companies, including the risk that they default in making payments owed to the Company, (ii) concentration of the Company's investments in a few industries, particularly the radio broadcast industry, (iii) possible lack of suitable investment opportunities, (iv) limitations or unavailability of SBA financing, (v) magnification of losses through use of leverage, (v) dependence on management, (vi) possible future involvement of management in other investment funds, (vii) inability to obtain or retain Subchapter M tax treatment, (viii) competition, and (ix) illiquidity of portfolio investments.


                                     PART I

ITEM 1.  BUSINESS


GENERAL

         The Company is a specialty finance company that invests in minority-owned small businesses in selected industries. The Company believes that this market is under served by traditional financing sources. The Company's investments are typically in the form of secured debt investments with fixed interest rates, accompanied by warrants to purchase equity interests for a nominal exercise price. The Company's objectives are to achieve both (i) a high level of interest income from secured debt securities, and (ii) long-term appreciation of its equity interests in the companies it finances.

         An important part of the Company's strategy for achieving its objectives is to focus its investments in selected industries where there are industry specific factors that limit the risk of the Company losing the principal amount invested in debt investments, and where there is growth potential in the value of the Company's equity interests. Based on this strategy, the Company has concentrated its investments in the radio broadcast industry, and to a lesser extent in the rural telephone industry and airport food and beverage service industry. With additional capital, the Company intends to identify additional industries for investment. Within its targeted industries the Company seeks to invest in companies which it believes have significant potential for growth, adequate collateral coverage, experienced management teams, sophisticated outside equity investors and profitable operations. Although it employs a highly focused investment strategy, the Company has had no difficulty to date identifying what it believes are high quality investment opportunities. This is partially due to the fact that the Company's target market is expanding rapidly and is under served by traditional lending and investing institutions. As a result, the Company has been selective in identifying transactions that best suit its investment criteria, generally enabling it to achieve attractive rates of return on its investments. See "Business--Estimated Return on Investments." To date the Company has found that it has not been constrained by a lack of investment opportunities, but by a lack of capital for investment. See "Business--SBA Funding."

         Another key element of the Company's strategy is its ability to enhance its investment return by borrowing a portion of its investment capital at favorable rates from the SBA. The Company is eligible for SBA funding as a specialized small business investment company ("SSBIC") which is licensed by the SBA.

         The Company is based in Bloomington, Minnesota and invests throughout the United States. It is structured as a closed-end investment fund that is managed by a separate investment advisory firm, which is owned and operated by the Company's officers. The Company is a business development company ("BDC") for purposes of the Investment Company Act of 1940, as amended (the "1940 Act"). Through its fiscal year ended June 30, 1997, the Company has been taxed as a business corporation under Subchapter C of the tax code. For its fiscal year beginning July 1, 1997 or 1998, the Company plans to seek to qualify for "pass through" tax treatment as a regulated investment company ("RIC") under Subchapter M of the tax code. Assuming the Company so qualifies, it must distribute at least 90% of its net investment income (net interest income plus net realized short-term capital gains) to stockholders on at least an annual basis. The Company may retain all or a portion of realized long-term capital gains, net of applicable taxes, to supplement equity capital and to support growth in its portfolio. Because the Company is an SSBIC, acquiring ownership or control of more than 10% of the Company's outstanding common stock requires prior SBA approval of the stockholder.

         The Company is the successor to an SSBIC which was organized in 1978 by Control Data Corporation. Under Control Data's ownership, the Company principally made equity investments and did so in a wide variety of industries. Following the Company's acquisition in 1987 by current senior management and private investors, its strategy evolved over time to the current strategy of making secured debt investments with equity participations and focusing on a few selected industries.

MINORITY-OWNED BUSINESS MARKET

         The current minority-owned business market results in part from concerted efforts over the last three decades to increase the level and quality of participation of minorities in the small business sector of the U.S. economy
- the sector that has historically produced the most jobs and opportunities. From 1987 to 1992, the latest period from which data is available, minority-owned businesses grew faster than all other U.S. businesses combined. According to U.S. Census data, during this period the number of minority-owned businesses grew 60% from 1.2 million to 1.9 million. Reflecting the increasing size of the minority-owned business market, sales and receipts grew at an even faster rate from 1987 to 1992, increasing from $77 billion to $202 billion, or a 160% increase. In addition, minorities have increased access to higher education and training in technical fields, as well as management education and corporate managerial experience, which has led to greater entrepreneurial and management talent being available to minority-owned businesses. The Company expects these demographic trends to continue to accelerate the growth in the minority-owned business sector. As many of these minority-owned businesses are maturing, they are attracting institutional financing, which experienced management is effectively leveraging to continue to further expand their businesses.

         The continued expansion of minority-owned businesses has created a strong demand for mezzanine capital. However, despite the increased demand, this market is generally under served by traditional lenders. The Company believes this is due to misperceptions regarding the minority-owned business market and the fact that few financial institutions possess the expertise and relationships required to be successful in this area. In addition, the focus of many of the large mezzanine lenders is on transactions greater than $5 million, while investments of less than $1 million are funded by a number of small sources. Consequently, the Company believes a great opportunity exists for mezzanine financing in the $1 million to $5 million range.

OPERATING STRATEGY

         FOCUS ON TARGETED INDUSTRIES. The Company's strategy has evolved since the early 1990s to focus on a limited number of industries where Company management can develop specific industry knowledge and where industry conditions include: (i) collateral of a type that allows the Company the opportunity to recover its investment if the portfolio company fails; (ii) significant growth potential; (iii) a perceived shortage of investment capital on the general terms offered by the Company; (iv) barriers to entry, such as licenses or franchises, that limit competition; (v) active and sophisticated equity investors who will refer pre-screened investment opportunities; and (vi) other sources of complementary financing (equity capital, senior term debt, lines of credit, etc.). All of these factors may not be present in any industry in which the Company invests.

         A substantial part of the Company's investments since the early 1990s have been in the radio broadcast industry, which comprised 67.8% of the Company's investment portfolio as of June 30, 1997. The Company has also invested in the rural telephone and other communication industries and the airport food and beverage service industry, which comprised 17.9% and 10.2%, respectively, of the Company's investment portfolio as of that date. The Company intends to continue investing in these three industries, and to identify and develop new investment opportunities in other selected industries where most of the industry criteria referred to above are satisfied.

         INVESTMENT STRUCTURE. The Company's goal is to obtain on average approximately a 20% annual rate of return, roughly half of which derives from interest and fees and the other half from equity appreciation. The Company typically structures its investments as the purchase at face value of a debt security (promissory note) which is accompanied by (for nominal payment) a stock purchase warrant to acquire a portion of the portfolio company's capital
stock at a nominal exercise price.   A typical investment by the Company has
been in the range of $500,000 to $3 million per portfolio company, though the Company may make both smaller and larger investments. If the Company is able in the future to increase its capital for investment, it is likely that the average investment size will increase.

         The promissory notes which the Company purchases typically have a five to seven year maturity, a fixed interest rate of approximately 12 to 14%, and generally require payment monthly of interest only, with all principal due at maturity. These notes are typically collateralized by a security interest in the assets of the portfolio company, and the indebtedness and security interest may be either senior or subordinated to indebtedness owed to other creditors. A personal guaranty by the major stockholder(s) of the portfolio company or other collateral may also be required. Generally there are no prepayment penalties and the notes may provide that, in the event of a default, the applicable interest rate will increase. The Company typically charges an origination and processing fee of up to 3% of the amount of the note, which is paid by the portfolio company from the proceeds invested by the Company.

         SBA LEVERAGE TO ENHANCE INVESTMENT RETURN. Part of the Company's strategy is to enhance the return on its investments by employing leverage in the form of debt capital that has been obtained at favorable interest rates from the SBA or in reliance on an SBA guaranty. As of June 30, 1997, the Company had outstanding a total of $12.2 million in debt instruments held or guaranteed by the SBA, consisting of (i) a promissory note with a principal balance of $1.7 million which bears interest at 8.375% and matures on April 1, 2000, (ii) two debentures with an aggregate principal balance of $7.5 million which each bear interest at 7.08% and mature in 2006, and (iii) a debenture with a principal balance of $3.0 million which bears interest at 7.07% and matures in 2007. The Company plans to apply for additional SBA financing in the future, but there is no assurance that any future SBA financing will be available. Availability depends on annual Congressional appropriations, the general discretion of the SBA, the Company's ability to demonstrate its need for the financing, the demand for such financing from SSBICs and small business investment companies ("SBICs") and the Company's overall compliance with SBA regulations.

DESIRED CHARACTERISTICS OF PORTFOLIO COMPANIES

         The Company's goal is to invest in companies in its targeted industries which meet most of the following criteria, although all of the criteria may not be met in every instance and their importance may vary depending on the circumstances.

     - GROWTH. In addition to generating sufficient cash flow to service the prospective indebtedness, the potential portfolio company typically should have a projected annual growth rate for operating income (income before interest, taxes, depreciation and amortization) of at least 20%, or some other factor (such as the prospect of upgrading a radio station license) to increase its equity value. Since the Company's strategy anticipates that approximately half of the Company's total investment return will derive from the equity portion of the investment, anticipated growth in enterprise value is a key factor in the Company's assessment of an investment opportunity.

     - LIQUIDATION VALUE OF ASSETS. The expected liquidation value of assets securing the indebtedness to the Company is an important component in the Company's investment decision. Liquidation value includes both tangible assets, such as accounts receivable, inventory, property, plant and equipment, and intangible assets, such as customer lists, networks, databases, government licenses and recurring revenue streams.

     - POSITIVE CASH FLOW. The Company generally focuses on potential portfolio companies that either already have positive cash flow from operations (income before interest, taxes, depreciation and amortization) or appear to have strong potential to achieve positive cash flow from operations within one year. The Company typically will not invest in start-up companies, except where the expected liquidation value of the assets is sufficient to provide security for the Company's debt investment and there are prospects for rapid growth.

     - EXPERIENCED MANAGEMENT TEAMS. The Company seeks potential portfolio companies with experienced management teams who have a significant ownership interest and the background necessary to carry out the portfolio company's business plan.

     - SOPHISTICATED EQUITY INVESTORS. A potential portfolio company should have sophisticated equity investors whose equity position is subordinate to the Company's right of repayment. These equity investors enhance the due diligence process and the financial sophistication of the portfolio company and provide increased controls and a potential source of follow-on capital. The involvement of sophisticated equity investors tends to increase the Company's confidence in a potential portfolio company and its management team and the potential long-term enterprise value of the portfolio company.

     - EXIT STRATEGY. Prior to making an investment, the Company analyzes the capacity of the potential portfolio company to repay the Company's debt investment and to experience a liquidity event that would allow the Company to realize value for its equity position. Liquidity events include a public offering, a sale of the portfolio company or one or more of its key assets, or a purchase by the portfolio company or other equity holders of the Company's equity position. The Company's investments are made with the expectation that the debt investment will be repaid within five to seven years and that the equity portion of the investment will be liquidated for cash within five to ten years.

MARKETING STRATEGY

         The Company, through fifteen years of investing, has developed an extensive referral network for sourcing transactions, which includes minority entrepreneurs, venture capitalists, investment bankers, commercial bankers, business brokers, and investors, attorneys and accountants who are focused on minority-owned businesses. In addition, the Company broadens its referral network through active participation in industry-specific trade associations and the minority-owned business lending industry trade association. Within the community of sophisticated lenders to minority-owned businesses, the Company is recognized as an investment partner (both as lead and syndicate participant) that can provide significant capital, responsive service and creative investment structures. Through its referral network, the Company is often given a "first look" at investments.

         The Company seeks to make further penetration into the minority-owned business market by leveraging its investment experience, relationships and product knowledge to expand into additional industries. To develop investment opportunities in these new industries, the Company intends to continue to broaden its referral networks through proactive efforts.

VALUATION OF INVESTMENTS

         The Company's Board of Directors values the debt and equity securities in the Company's portfolio at least semi-annually based on a variety of relevant factors specified by the SBA. The Company adjusts its valuation of an investment quarterly for material changes. Debt investments are generally valued at the amount of the outstanding principal, unless management believes that the prospect of collection is impaired. Equity securities are valued on the basis of quotations in public or private markets (where available), appraisals, the financial strength and profitability of the portfolio company, the level of confidence in management and the business prospects of the portfolio company. As an SSBIC, the Company is required by applicable SBA regulations to submit such valuations to the SBA semi-annually. For further discussion of the Company's valuation policies, see Note 1 to the Company's Financial Statements.

REALIZATION ON INVESTMENTS

         The Company's investments in portfolio companies are made with the expectation that the debt investment will be repaid within five to seven years and that the equity portion of the investment will be liquidated for cash in five to ten years. Typically, the Company realizes its return and exits its investment in a portfolio company when the business is sold or refinanced by others, the securities held by the Company are redeemed, the business is liquidated or the portfolio company conducts a public offering.

DELINQUENCIES AND NON-ACCRUALS ON INVESTMENTS

         From time to time, some of the Company's portfolio companies may become delinquent in their payment obligations to the Company. When such delinquencies occur, the Company analyzes the reason it occurred, whether it can be cured, its likely effect on both the portfolio company and the Company's investment, and the value of any collateral securing the investment. From this assessment the Company determines whether it will seek to waive, amend or restructure the terms of the investment, pursue other remedies, or take legal action. A waiver, amendment or restructure of the delinquent obligation is often conditioned on the portfolio company agreeing to actions such as increasing the size or improving the terms of the Company's equity interest, obtaining additional equity from other sources, making management changes or selling assets.

         A payment delinquency also causes management to reassess the valuation and future accounting treatment for the Company's investment in the portfolio company. If management believes that the value of the collateral securing the debt investment (or other circumstances, such as a third party guaranty) make it likely that both principal and interest will be recovered, then the Company will continue to accrue interest on the debt investment as it comes due, even though the interest is not actually paid at that time. However, if management believes that interest owed on the debt investment will not be collected, then the debt investment is placed on non-accrual status, and any further interest income is recognized only when cash is received. If management believes that the prospect of recovering the principal of a debt investment is impaired, then it records unrealized depreciation to reflect the estimated fair value and payments of interest are treated as reductions in the principal amount of the indebtedness.

         As of June 30, 1997, one portfolio company was materially delinquent in making principal and interest payments owed to the Company. The Company carries this investment at a fair value of $1,838,723. The Company has continued to accrue interest on this investment (a total of $638,723 of such interest accruals as of June 30, 1997) because, based on the value of the collateral securing the investment, the Company believes that it is probable that both principal and interest will be recovered, though there is no assurance of this. The Company has brought suit against this portfolio company and certain of its principals to foreclose on the Company's security interest.

         In addition to the investment referred to immediately above, the Company had two other debt investments which have been restructured and on which the Company was not accruing interest as of June 30, 1997. Each of these portfolio companies has been in a work-out process, and under the restructured terms the Company agreed with each of them that payments were due to the Company only when and as funds were received by the portfolio company. For one of these restructured investments (having a fair value of approximately $1.9 million), management has entered into a letter of intent for a transaction which, if consummated, will result in recovery of all principal and may recover some or all contractual interest. The other restructured investment has been depreciated to a fair value of approximately $187,500 as of June 30, 1997.

         The Company has experienced numerous defaults by portfolio companies that do not involve delinquent payments, and the Company expects such non-monetary defaults to occur from time to time in the future. Many of these defaults are not material. As in the case with payment delinquencies, the Company attempts to assess promptly the reason the default occurred, whether it can be cured, and its likely affect on both the portfolio company and the Company's investment. The Company then determines what action is appropriate.

FOCUS ON TARGETED INDUSTRIES

         RADIO BROADCAST. The Company's portfolio currently is concentrated in the radio broadcast industry, where as of June 30, 1997 the Company held investments in eight companies that operate approximately 48 radio stations in approximately 20 geographic markets. These companies comprised 67.8% of the estimated market value of the Company's portfolio as of June 30, 1997. The radio stations operated by these companies include both AM and FM stations, large and small size listener markets, and a wide variety of programming formats. The Company believes the radio broadcast industry has an attractive investment profile because: (i) there are multiple sources of equity financing for radio stations that develop and pre-qualify potential investments; (ii) commercial radio licenses and broadcast equipment have realizable value as collateral, even if the radio station is off the air or otherwise not a going concern; (iii) the acquisition market for radio stations is relatively well developed, with established brokers and potential buyers;
(iv) there are recognized valuation methods that apply on a nationwide basis and a number of qualified companies that provide appraisals of radio station properties; and (v) in management's experience there has been a shortage of investors who will provide $1.0 to $5.0 million of debt financing, which includes the range of debt investments sought by the Company.

         Recent liberalization of the laws governing ownership of multiple radio stations has resulted in substantial consolidation of the radio station market. This consolidation, together with record industry revenues, has driven values for radio stations to historic highs. While this has substantially increased the value of the Company's radio station equity investments, it has also made it more difficult for the Company to find new investment opportunities on attractive terms.

         RURAL TELEPHONE AND OTHER COMMUNICATIONS. As of June 30, 1997, the Company had invested in a business which owned three rural telephone companies. The Company considers the rural telephone industry to be attractive, and plans to seek additional investments in this area. Rural telephone companies enjoy limited competition, barriers to entry by potential competitors, a "franchise value," and the potential to increase profitability through the growth of related businesses, such as cellular telephone and cable services.

         AIRPORT FOOD AND BEVERAGE SERVICE. The Company has invested in two companies that operate approximately 22 food and beverage outlets (with an additional three under construction) and three retail outlets (with an additional two under construction) in the Dallas/Ft. Worth, Dallas Love Field and Corpus Christi airports. The Company considers this industry attractive, and is actively seeking additional investment opportunities in the industry, because typically: (i) there is limited and controlled competition within an airport; (ii) in the event of a liquidation, the right to the premises in the airport has a value beyond that normally associated with food service businesses; (iii) airports are actively recruiting minority-owned vendors; (iv) the businesses in which the Company invests are often franchisees of well-known and proven food service systems (e.g. Burger King, Chili's, Pizza Hut and Taco
Bell) that have national support organizations; and (v) airports generally study sales patterns before choosing a food service concept for a particular space, thus increasing the likelihood of success.

         OTHER INDUSTRIES. The Company intends to identify other industries for potential investments to the extent management deems it appropriate in order to maintain a large number of investment opportunities relative to the Company's investment capital. To date, the Company has been limited in its efforts to undertake new investments due to lack of investment capital, rather than a lack of investment opportunities.

THE COMPANY'S INVESTMENT PORTFOLIO

         The Company's investment portfolio, as of June 30, 1997, consisted of the following 17 portfolio companies:


                                                                                                              ESTIMATED FAIR
                                                 INVESTMENT TYPE;                                               VALUE AS OF
 PORTFOLIO COMPANY                           DATE OF INITIAL INVESTMENT             COST                       JUNE 30, 1997
 -----------------                           --------------------------             ----                       -------------
 RADIO BROADCASTING:
 Citywide Communications, Inc.               Secured Subordinated Debt with        $720,001                       $720,001
 650 Wooddale Boulevard                      Warrants; 12/13/96
 Baton Rouge, LA  70806

 Davis Broadcasting, Inc. (1)                Secured Senior Debt with               575,050                      1,243,867
 1115 Fourteenth Street                      Warrants; 6/29/92
 Columbus, GA  31902

 Davis Broadcasting of Charlotte, Inc.(1)    Secured Senior Debt with             1,209,532                      1,209,532
 2303 West Morehead Street                   Warrants; 8/18/95
 Charlotte, NC  28208

 Eclectic Enterprises, Inc.                  Secured Senior Debt with               924,728                        924,728
 111 Marquette Avenue, Suite 100             Warrants; 7/18/95
 Minneapolis, MN  55401

 Progressive Media Group, Inc.               Secured Senior Debt with             1,838,723                      1,838,723
 298 Commerce Circle                         Warrants; 2/10/94
 Sacramento, CA  95815

 Radio One, Inc.                             Preferred Stock; 11/2/87             3,727,348                      5,640,348
 4001 Nebraska Avenue NW
 Washington, DC  20016

 Seque Communication Corporation             Secured Senior Debt with             1,969,740                      1,969,740
 32215 124th Street                          Warrants; 6/15/92
 Princeton, MN  55371-3327

 Z-Spanish Radio Network, Inc.               Secured Subordinated Debt with       3,190,361                      3,190,361
 4058 Flying C Road                          Warrants; 9/5/96
 Cameron Park, CA  95682                                                                                        ____________________

    TOTAL RADIO BROADCASTING . . . . . .                                        $14,155,483                    $16,737,300


                                                                                                              ESTIMATED FAIR
                                                 INVESTMENT TYPE;                                               VALUE AS OF
 PORTFOLIO COMPANY                           DATE OF INITIAL INVESTMENT             COST                       JUNE 30, 1997
 -----------------                           --------------------------             ----                       -------------
 RURAL TELEPHONE AND OTHER
 COMMUNICATIONS:

 First American Communications               Secured Senior Debt with            $3,267,286                     $3,667,286
 Enterprises, Inc. (1)                       Warrants; 10/24/95
 2403 North Washington Avenue
 Durant, OK  74701

 KTEN Television Limited Partnership         Secured Subordinated Debt with         474,976                        770,429
 101 E. Main, Suite 300                      limited partnership ("LP")
 Box 1450                                    Interest; 9/2/94
 Denison, TX  75021                                                              ----------                     ----------

    TOTAL RURAL TELEPHONE AND
    OTHER COMMUNICATIONS . . . . . . . .                                         $3,742,262                     $4,437,715

 AIRPORT FOOD AND BEVERAGE SERVICE:

 F. Howell, Ltd. (1)                         Secured Senior Debt with LP           $330,032                       $330,032
 6805 Landover Hills Lane                    Interest; 10/01/96
 Arlington, TX  76017

 MultiRestaurants Concepts, Ltd.(1)          Secured Subordinated Debt            2,120,041                      2,188,041
 8008 Cedar Springs Road                     with LP Interest; 12/22/94
 LB 19, Terminal Bldg.
 Dallas, TX  75235                                                               ----------                     ----------

     TOTAL FOR AIRPORT FOOD AND
     BEVERAGE SERVICE . . . . . . . .                                            $2,450,073                     $2,518,073

OTHER INDUSTRIES:

Applied Intelligent Systems, Inc.(2)         Common Stock; 7/24/87                   $7,492                         $7,492
110 Parkland Plaza
Ann Arbor, MI  48103-6201
(Computer vision systems) 7,492

Cardinal Health Systems, Inc. (2)            Secured Senior Debt With               741,447                        445,736
4600 West 77th Street, Suite 150             Warrants and Common
Edina, MN  55435-4923                        Stock; 10/01/85
(PC based education for Mds)


                                                                                                              ESTIMATED FAIR
                                                 INVESTMENT TYPE;                                               VALUE AS OF
 PORTFOLIO COMPANY                           DATE OF INITIAL INVESTMENT             COST                       JUNE 30, 1997
 -----------------                           --------------------------             ----                       -------------
Micromedics, Inc. (2)                        Common Stock; 11/17/82                  58,828                        273,295
1285 Corporate Center Drive
Suite 150
Eagan, MN  55121-1256
(Micro Surgical Med. Equip.)

Quality Travel Services, Inc.                Secured Senior Debt;                    64,943                         64,943
8891 Airport Road                            2/02/96
Minneapolis, MN  55449
(Travel products)

Transportation Development LP                Secured Senior Debt                    853,000                       187,500
7000 57th Avenue North, Suite 123            with LP Interest; 6/13/89
Crystal, MN  55428
(Taxi)
                                                                               ------------                   -----------
    Total for Other Industries . . . . . .                                      $ 1,725,710                   $   978,966
                                                                               ------------                   -----------
GRAND TOTAL  . . . . . . . . . . . . . . .                                      $22,073,528                   $24,672,054
                                                                               ------------                   -----------
                                                                               ------------                   -----------


_____________________________
(1) Portfolio companies where a Company officer is a member of the Board of Directors.
(2) Portfolio companies for which the Company's investment was made before 1987 pursuant to the prior owner's investment strategies and criteria.

TEMPORARY INVESTMENTS

         Pending investment in the types of securities described above, the Company typically invests its funds principally in repurchase agreements with federally insured financial institutions that are collateralized by securities issued or guaranteed by the federal government. The Company may also temporarily invest in securities issued or guaranteed by the federal government or a federal government agency that mature in 15 months or less, or deposits in or certificates of deposit issued by federally insured financial institutions having a net worth of $50 million or more which mature in one year or less.

SBA REGULATION

         As an SSBIC, the Company is subject to SBA regulations which cover many aspects of its operations and ownership. These regulations generally apply equally to both SSBICs and SBICs. The SBA's regulations include, without limitation, the following requirements:

     (i) The businesses in which the Company invests must at the time of investment meet the SBA definition of "small" by having a net worth of $18 million or less or an average annual net income of $6 million or less, or by meeting certain other industry-based criteria.

     (ii) The businesses in which the Company invests must be at least 50% owned by persons who are either socially or economically disadvantaged, as defined by SBA regulations. These regulations define such a disadvantage to exist on the basis of either (i) membership in one or more specified minority groups (which includes Blacks, American Indians, Eskimos, and persons of Mexican, Puerto Rican, Cuban, Filipino or Asian extraction), or (ii) individual factors such as income, education, handicap, geographic location or service in the Armed Forces during the Vietnam War era. This requirement is applicable to SSBICs, but not to SBICs.

     (iii) The maximum annual interest or financing cost charged to a portfolio company (exclusive of an origination or processing fee of up to 3%) generally may not exceed the greater of 14% for debt investments with an equity participation, 19% for debt investments without an equity participation, or specified higher limitations if the average cost of the Company's financing provided by the SBA exceeds 8%.

     (iv) Total financing and commitments to any single portfolio company may not exceed 30% of an SSBICs, or 20% of an SBICs, regulatory capital. An SSBIC may not provide investment funds for certain purposes, such as investment outside of the United States and its territories.

     (v) The maturity of debt financing generally may not be less than four nor more than 20 years.

     (vi) Prior approval by the SBA is required for any proposed transfer of control of an SSBIC or the acquisition of more than 10% of an SSBIC's outstanding capital stock.

     (vii) Prior approval by the SBA is required for an SSBIC to merge, consolidate, or engage in a corporate reorganization.

     (viii) Any management and advisory services provided by an SSBIC for a fee must be in accordance with a written contract and must satisfy certain record-keeping requirements.

     (ix) There are restrictions on the ability of an SSBIC to repurchase its capital stock, retire its debentures, or provide funding to its officers, directors, employees or their affiliates.

     (x) There are limitations on any officer, director or 10% or more stockholder becoming an officer, director or 10% or more stockholder of another SSBIC.

SBA FUNDING

         As an SSBIC, the Company is eligible to receive a portion of its financing from the SBA (often referred to as "leverage") at favorable rates to supplement its investment capital obtained from non-governmental (i.e. "private") sources. The terms of the SBA's programs for funding SBICs and SSBICs have varied over the years. These programs were significantly modified, and the funding distinctions between SBICs and SSBICs generally eliminated, by federal legislation enacted on October 1, 1996. This legislation also terminated the SBA's authority to issue new SSBIC licenses. Existing SSBICs such as the Company have the right to remain as SSBICs or, with the approval of their stockholders, remove the restriction requiring that their investments be in minority-owned businesses.

         Under current law, the SBA provides funding to both SBICs and SSBICs by providing a government guarantee for fixed rate subordinated debentures or participating preferred securities which are issued by the SBIC or SSBIC and sold through the SBIC Funding Corp. The interest rate on these debentures is based on the prevailing market rate and they typically have a ten year term. There is a user fee of 3% of the principal amount of the debentures guaranteed by the SBA, plus an annual fee of 1% of the principal amount. The maximum amount of debenture financing which is available to an SSBIC is generally 300% of its paid-in capital and surplus, but other eligibility requirements and the availability of funds to the SBA can impose lower limitations in practice. The Company understands that the fiscal 1998 budget which President Clinton submitted to Congress proposes $376 million in SBA funding for debentures, a 25% increase over the amount for fiscal 1997. There is no assurance that these funds will actually be appropriated or, if appropriated, that any of these funds would be made available to the Company.

         As of June 30, 1997, the Company had outstanding a total of $12.2 million in debt instruments held by the SBA, consisting of (i) a promissory note with a principal balance of $1.7 million which bears interest at 8.375% and matures on April 1, 2000, (ii) two debentures with an aggregate principal balance of $7.5 million which each bear interest at 7.08% and mature in 2006, and (iii) a debenture with a principal balance of $3.0 million which bears interest at 7.07% and matures in 2007. The Company plans to seek additional SBA debenture financing in the future as it is needed to make investments, but there is no assurance that it will be obtained. Availability depends not only on appropriations by the Congress, but also the general discretion of the SBA, the Company's ability to demonstrate its need for the financing, and the Company maintaining overall compliance with SBA regulations.

         The Company is subject to a Repurchase Agreement dated March 31, 1993 with the SBA (the "Repurchase Agreement") under which the Company redeemed at a substantial discount all of the Company's then outstanding 3% Preferred Stock, having a par value of $10.0 million, which had been issued to the SBA under a funding program that was subsequently discontinued. The redemption price was paid by the Company issuing to the SBA the promissory note referred to above, which had an original face amount of $3.6 million and a remaining principal balance of $1.7 million as of June 30, 1997. As a condition to the redemption of the 3% Preferred Stock, the Company granted the SBA a liquidating interest in a newly created restricted capital surplus account equal to the amount of the repurchase discount of $6.4 million. This liquidating interest is being amortized over an 84 month period on a straight line basis, and as of June 30, 1997 had been reduced to $2.5 million. Should the Company default under the Repurchase Agreement at any time (there have been no defaults to date), the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until the default is cured or waived. The liquidating interest will expire on the later of (i) 60 months from the date of the Repurchase Agreement (i.e. March 31, 1998), (ii) the date the repurchase note is paid in full, or (iii) if an event of default has occurred and the default has been cured or waived, the later date on which the liquidating interest is fully amortized.

         Another provision of the Repurchase Agreement required that the Company increase its leverageable capital by $3.6 million prior to applying for additional SBA leverage funding. This effectively prevented the Company from applying for new SBA funding until January 1996. At that point, the SBA's own funding for leverage financing was limited, and the Company was able to obtain only $2 million in new SBA leverage funding during fiscal 1996. In fiscal 1997 the Company obtained an additional $8.5 million of SBA leverage funding, which increased the Company's total SBA leverage at June 30, 1997 to $12.2 million (two and one-half times leverageable capital), out of a possible $14.5 million. Thus, until relatively recently, the Company's capital from the SBA for investment has been constrained.

         Should the Company voluntarily or involuntarily liquidate prior to the expiration of the liquidating interest under the Repurchase Agreement, any assets which are available after the payment of all debts of the Company would be distributed first to the SBA until the amount of the then remaining liquidating interest has been distributed to the SBA. That payment, if any, would be prior in right to any payments to the Company's stockholders. For financial reporting purposes, the Company's balance sheet shows a restricted capital account equal to the value of the SBA's liquidating interest. As the liquidating interest declines, the restricted capital account is reduced and additional paid-in capital is increased. The Repurchase Agreement provides that the amount of the discount from the repurchase of the 3% Preferred Stock may not be used for obtaining SBA leverage.

COMPETITION

         The Company competes with banks, credit unions, finance companies, SBICs and other SSBICs in providing financing to small businesses. Many of these entities have greater financial and managerial resources than the Company. The Company believes that it competes primarily on the basis of its reputation as an investor in minority-owned businesses, its contacts among minority entrepreneurs and other minority-owned business investors, its flexibility in structuring the specific terms of investments, the reduced access to investment capital from traditional sources which is faced by many minority-owned businesses, and reduced competition from other financing sources for investments in the $1 to $3 million range.

EMPLOYEES

         The Company currently has five full-time employees, all of whom are officers of the Company. These individuals are also employed by Capital Dimensions Management Company, Inc. ("CDMC"), which since April 1, 1997 has provided management services under an agreement with the Company. See "Management."

TAXATION AS A REGULATED INVESTMENT COMPANY

         The Company plans to elect, when it is eligible to do so, to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code. This election will likely not take effect until the fiscal year beginning July 1, 1998. Under Subchapter M, if the Company satisfies certain requirements as to the sources of its income, the diversification of its assets, and the distribution to stockholders of its pre-RIC earnings and profits, the Company generally will be eligible to be taxed as a pass through entity which acts as a partial conduit of income to its stockholders. In order to continue to be eligible for Subchapter M treatment, in each fiscal year the Company must, in general, (i) derive at least 90% of its gross income from dividends, interest and gains from the sale or disposition of securities, (ii) derive less than 30% of its gross income from the sale or disposition of securities held for less than three months, (iii) meet certain investment diversification requirements, and (iv) distribute to stockholders at least 90% of its net investment income (net interest income plus net realized short-term capital gains). There can be no assurance that the Company will be able to obtain and maintain eligibility for Subchapter M tax treatment. SBA regulations may limit the Company's ability to distribute to stockholders at least 90% of its net investment income.

THE COMPANY'S OPERATIONS AS A BDC

         In order to meet one of the requirements for taxation under Subchapter M of the Internal Revenue Code, the Company has recently filed an election to be regulated as a business development company ("BDC") under the 1940 Act. As a BDC, the Company may not acquire any asset other than "Qualifying Assets" unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the Company's total assets. The principal categories of Qualifying Assets relevant to the Company's business are:

     (i) securities purchased in private transactions from an "eligible portfolio company," which is any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company, other than a SBIC wholly-owned by the BDC, and (c) does not have any class of publicly-traded securities on which a broker may extend margin credit;

     (ii) securities received in exchange for or distributed with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities; and

     (iii) cash, cash items, Government securities, or high quality debt securities maturing in one year or less from the time of investment.

As a BDC the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by vote of a majority (as defined in the 1940 Act) of the Company's shares.

ITEM 2.  PROPERTIES

         The Company's operations are conducted from approximately 2,100 square feet of leased office space in a suburb of Minneapolis, Minnesota. The lease expires June 30, 1998. This facility is sufficient to meet the Company's current requirements. As new employees are hired, the Company anticipates leasing additional office space at or near the current location.

ITEM 3.  LEGAL PROCEEDINGS

         On February 11, 1997, the Company brought suit in the Superior Court of Sacramento County, California against Progressive Media Group, Inc. ("Progressive"), Ricky Tatum, Mary C. White, Lawrence D. Tanter, and Does 1 through 50, for the foreclosure of a security interest and enforcement of certain personal guaranties with respect to a $1.2 million promissory note purchased from Progressive by the Company in February 1994. To date, the Company has not received from Progressive or its guarantors any payment of principal or interest. The Company is seeking damages in the sum of $1.9 million, a late payment penalty on that sum at the rate of 18% per annum until the date of judgment, an order directing public sale of the property, reasonable attorney's fees and such other relief as the court may grant. On May 7, 1997, Progressive filed an answer and counterclaim which alleges numerous grounds on which Progressive asserts it has no liability to the Company and should be awarded damages, punitive damages and exemplary damages against the Company in unspecified amounts in excess of $350,000. These grounds alleged by Progressive include estoppel, failure to mitigate damages, laches, unclean hands, set off, violations of the Federal communications law, failure to perfect the security interest, violation of Federal and state securities laws, violation of the Small Business Investment Act, breach of contract, accord and satisfaction, usury, violation of the California Constitution and California statutes regulating industrial loan companies and other legal theories. The Company believes that Progressive's allegations are without merit. The discovery process in the litigation is underway and as of the date of this Form 10-K no trial date had been set.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of the Company's stockholders on May 9, 1997 the stockholders approved an amendment to the Company's articles of incorporation to change the Company's name from Capital Dimensions Venture Fund, Inc. to Capital Dimensions, Inc. The change was approved by a vote of 883,425 shares in favor and no shares against.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

         There is no established public market for the Company's Common Stock. Since February 20, 1996, the Company has redeemed an aggregate 275,562 shares of its Common Stock at a purchase price established by the Board of Directors of $3.33 per share.

HOLDERS

         As of June 30, 1997, the Company had issued and outstanding 1,698,438 shares of Common Stock held by 70 holders of record, which reflects a stock dividend of two shares of Common Stock for each share held on May 31, 1997, the effective date of the stock dividend. There are no shares of Preferred Stock outstanding.

         So long as the Company is a licensee of the SBA, no stockholder or group of stockholders acting in concert may acquire or exercise voting rights as to ten percent (10%) or more of any class of the Company's capital stock without prior written approval by the SBA of the stockholder.

DIVIDENDS

         Historically, the Company has never declared or paid any cash dividends on its Common Stock. If the Board of Directors concludes with respect to a given fiscal year that the Company can meet the requirements of Subchapter M of the Code, and that it is in the best interests of the Company and its stockholders to do so and allowable under SBA regulations, then to the extent funds are legally available to do so the Board of Directors expects to declare and pay to the Company's stockholders dividends of at least the minimum amount required (currently 90%) of the Company's net investment income (net interest income plus net realized short-term capital gains) so as to meet one of the eligibility requirements of Subchapter M. To meet this eligibility requirement, the Company intends to declare a cash dividend if the Company is successful in a private placement of the Company's Common Stock. The amount of that dividend is currently anticipated to be approximately $3.5 million. However, there can be no assurance that this special dividend will be paid, or that the Company will pay any cash dividends on the Common Stock in the future. Under some circumstances, SBA approval may be required for payment of dividends that would be required to satisfy Subchapter M requirements. There is no assurance that the SBA's approval will be given.

RECENT SALES OF UNREGISTERED SECURITIES

         During the three year period from July 1, 1994 through June 30, 1997, the Company sold an aggregate of 148,638 shares of Common Stock for an aggregate purchase price of $36,430. All of these shares were issued upon the exercise of stock options which had been granted to officers, directors and employees of the Company. There were no underwriters or placement agents involved in these issuances and no commissions were paid. The shares were issued to a limited number of persons who purchased the shares for their own account and not with a view to a distribution. Based on these facts the Company relied upon the exemption provided by Section 4(a) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected statement of operations and balance sheet data set forth below are derived from the Company's audited financial statements, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, and other financial information included elsewhere in this document.


                                         At or For the  At or For the Six
                                           Year Ended       Mos. Ended                           At or For the
                                          December 31,      June 30,(1)                        Year Ended June 30,
                                         -------------  -----------------           ---------------------------------------
                                             1992              1993               1994          1995         1996        1997
                                             ----              ----               ----          ----         ----        ----
                                                             (Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Interest income                            $855              $460             $1,109        $1,304       $1,573      $2,478
  Operating expenses:
    Interest expense                          209               130                278           242          251         519
    General and administrative expense        472               263                526           523          630         861
    Other operating expense                    26                67                 90            48           51         116
  Total operating expenses                    707               460                894           813          932       1,496
                                        ---------         ---------          ---------     ---------    ---------   ---------
  Net operating income                        148                 0                215           491          641         982
Gains (losses) on investments in
  small business concerns:
    Realized                                  414                (4)             1,278         3,663          508         (34)
    Unrealized                                782               647             (2,288)       (1,153)       1,423       1,848
                                        ---------         ---------          ---------     ---------    ---------   ---------

Income (loss) before income taxes
  and other charges                         1,344               643               (795)        3,001        2,571       2,796
Income (loss) before income taxes (2)       1,704               643               (795)        3,001        2,571       2,796
Income taxes                                    2                                                533          372       1,149
                                        ---------         ---------          ---------     ---------    ---------   ---------
Net income (loss)                           1,702               643               (795)        2,468        2,199       1,647
Dividends on preferred stock to
  SBA paid or restricted                      300                30                120           120          120          56
                                        ---------         ---------          ---------     ---------    ---------   ---------
Income (loss) applicable to
  common stock                             $1,402             $ 613              $(915)       $2,348       $2,079      $1,591
                                        ---------         ---------          ---------     ---------    ---------   ---------
                                        ---------         ---------          ---------     ---------    ---------   ---------
Earnings (loss) per common share (3)       $  .78             $ .31              $(.50)       $ 1.18       $ 1.09      $ 0.87
                                        ---------         ---------          ---------     ---------    ---------   ---------
                                        ---------         ---------          ---------     ---------    ---------   ---------
Weighted average common and common
  equivalent shares outstanding(3)      1,802,000         1,963,000          1,824,000     1,984,000    1,912,000   1,834,402
                                        ---------         ---------          ---------     ---------    ---------   ---------
                                        ---------         ---------          ---------     ---------    ---------   ---------
BALANCE SHEET DATA:
  Investments at cost                     $15,474           $15,442            $16,083       $15,200      $17,513     $22,074
  Unrealized appreciation
  (depreciation) on investments             2,121             2,769                480          (672)         750       2,598
  Investments at estimated fair value      17,594            18,211             16,563        14,528       18,263      24,672
  Cash and cash equivalents                 1,145             1,254              1,667         5,975        3,878       4,834
  Total assets                             19,090            19,727             18,544        21,090       23,360      30,288
  SBA financing                             3,000             3,476              3,070         2,632        4,168      12,154
  Total liabilities                         4,067             3,508              3,120         3,197        4,563      12,866
  Redeemable preferred stock                    0             3,030              3,150         3,270        3,010           0
  Total stockholders' equity              $15,023           $13,189            $12,274       $14,623      $15,787     $17,423



OTHER SELECTED DATA:
  Number of portfolio companies
  at period end                                29                27                 22            18           17          17
  Number of new portfolio companies             3                 0                  5             0            5           3
  New advances to portfolio companies      $2,470            $  286             $1,281          $934       $6,539      $4,586
  Proceeds from liquidation of
  investments                                 562               381              2,276         3,760        3,896         898
  Estimated fair value of investment
  portfolio at period end                  17,594            18,211             16,563        14,528       18,263      24,672


     -----------------
(1) In 1993, the Company changed its fiscal year end from December 31 to June 30, resulting in a six-month transition period.
(2) During the year ended December 31, 1992 the Company had negative goodwill amortization of $359,573, which related to the purchase of the Company in 1987 and was fully amortized by December 31, 1992.
(3) The Company's Board of Directors approved a 3-for-1 stock split in the form of a 200% dividend effective May 31, 1997 to stockholders of record on that date. All share and per share amounts have been restated to reflect this stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED HISTORICAL FINANCIAL AND OTHER DATA," THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE OTHER FINANCIAL DATA INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THE DOLLAR AMOUNTS BELOW HAVE BEEN ROUNDED IN ORDER TO SIMPLIFY THEIR PRESENTATION. HOWEVER, THE RATIOS AND PERCENTAGES ARE CALCULATED USING THE DETAILED FINANCIAL INFORMATION CONTAINED IN THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, AND THE FINANCIAL DATA INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. REFERENCES TO YEARS ARE FOR THE RESPECTIVE FISCAL YEARS ENDED JUNE 30, UNLESS OTHERWISE NOTED.

OVERVIEW

         The Company's principal investment objectives are to achieve a high level of income from both interest on loans and debt securities, generally referred to as "debt investments" and long-term appreciation in the value of equity interests in its portfolio companies. The Company's debt investments are typically secured, have relatively high fixed interest rates, and are accompanied by warrants to purchase equity securities of the borrower. In addition to interest on debt investments, the Company also typically collects an origination fee on each debt investment.

         The Company's financial performance is composed of four primary elements. The first is "income before gains (losses) on investments," which is the difference between the Company's income from interest and fees and its total operating expenses, including interest expense. Interest income is earned on debt investments and the temporary investment of funds available for investment in portfolio companies, which are presented in the Company's balance sheets as cash equivalents. The second element is "realized gains (losses) on investments," which is the difference between the proceeds received from the disposition of portfolio assets in the aggregate during the period and the cost of such portfolio assets. The third element is the "change in unrealized appreciation (depreciation) of investments," which is the net change in the estimated fair values of the Company's portfolio assets at the end of the period as compared with their estimated fair values at the beginning of the period or the cost of such portfolio assets, if purchased during the period. Generally, "realized gains (losses) on investments" and "changes in unrealized appreciation (depreciation) of investments" are inversely related. When an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs when the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in net unrealized appreciation and an increase in realized loss. The fourth element is "tax expense". The Company is currently taxed as a "C" corporation. The Company intends to qualify for taxation under Subchapter M for either its fiscal year beginning July 1, 1997 or 1998. For a discussion of Subchapter M, see "Business--Taxation as a Regulated Investment Company."

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

         INTEREST INCOME. During the fiscal year ended June 30, 1997, the Company earned interest on debt investments of $2.0 million, a 56% increase over the $1.3 million earned in 1996. This increase in interest income resulted primarily from increases in the dollar amount of debt investments outstanding during the applicable periods, as there were no material changes in the average interest rate earned. The Company's debt investments (at cost) increased to $17.6 million at June 30, 1997, an increase of 9% from $16.1 million at June 30, 1996. During 1997, the Company earned interest on funds available for investment of $154,000, a 42% decrease from the $266,000 earned during 1996. Additional portfolio investments reduced income from temporary investment of funds available during 1997. The Company had $285,000 of other income in 1997 related primarily to distributed earnings from limited partnership interests held by the Company. Prior to 1997 the Company had not received such distributions from limited partnership interests.

         INTEREST EXPENSE. The Company's interest expense, which related to SBA financing, was $519,000 for 1997, a 107% increase over the $251,000 for 1996. The change in interest expense is directly related to the level of borrowings from the SBA, which were $12.2 million as of June 30, 1997, and $4.2 million as of June 30, 1996.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $860,000 for 1997, a 37% increase over the $630,000 during 1996. The increase was due primarily to increases in staffing and employee compensation. General and administrative expenses as a percentage of total assets were 2.8% and 2.7% for these respective periods.

         OTHER EXPENSES. These expenses include legal, audit and trade association expense.

         REALIZED GAINS (LOSSES) ON INVESTMENTS. The Company's net realized loss on investments was ($34,000) for 1997, compared to a net realized gain of $508,000 for 1996. The losses in 1997 resulted from the realization of previously recorded unrealized depreciation on investments in two portfolio companies. The gain in 1996 resulted primarily from the sale of the Company's equity position in one portfolio company.

         INCOME TAXES. The Company incurred federal and state income tax expense of $1,149,000 in 1997 (an effective rate of 41%), and $372,000 in 1996 (an effective rate of 14%). The effective rate for 1996 resulted from reversal of valuation allowances relating to deferred tax assets, which had been established in prior periods. As of June 30, 1996, all such valuation allowances had been eliminated.

         CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS. For 1997 and 1996, the Company recorded net unrealized appreciation of investments of $1.8 million and $1.4 million, respectively. These changes are the result of the Company's revaluation of its portfolio in accordance with its valuation policy to reflect the change in estimated fair value of each of its portfolio assets. The unrealized gains in the 1997 and 1996 periods resulted from valuation changes in several investments. The unrealized gains in 1996 were partially offset by the realized gain discussed above. A description of all of the Company's debt investments is presented under the caption "Business--The Company's Investment Portfolio."

FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

         INTEREST INCOME. During the fiscal year ended June 30, 1996, the Company earned interest on debt investments of $1.3 million, a 6.6% increase over the $1.2 million earned in 1995. This increase in interest income resulted primarily from increases in the dollar amount of debt investments outstanding during the applicable periods, as there were no material changes in the average interest rate earned on outstanding debt investments. The Company's debt investments (at cost) increased to $16.1 million at June 30, 1996, an increase of 47% from $10.9 million at June 30, 1995. During 1996, the Company earned interest on funds available for investment of $266,000, a 237% increase over the $79,000 earned in 1995. The increased income in 1996 was the result of the sale of an investment during the fourth quarter of 1995, which resulted in unusually high fund balances during a portion of 1995 and most of 1996. A substantial portion of these funds were committed for investments that had not yet closed.

         INTEREST EXPENSE. The Company's interest expense, which related to the SBA financing, increased to $250,600 in 1996, a 3.2% increase over the $243,000 in 1995. These changes in interest expense are directly related to the level of borrowings from the SBA, which were $4.2 million and $2.6 million on June 30, 1996 and 1995, respectively.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses totaled $630,000 in 1996, a 20.3% increase over the $524,000 in 1995. The increase was due primarily to increases in employee compensation. Although the dollar amount of these expenses increased, general and administrative expenses as a percentage of total assets remained fairly constant at 2.7% and 2.5% for 1996 and 1995, respectively.

         OTHER EXPENSES. These expenses include legal, audit and trade association expense.

         REALIZED GAINS (LOSSES) ON INVESTMENTS. The Company's net realized gains on investments in 1996 and 1995 were $508,000 and $3.7 million, respectively, as a result of sales of the Company's equity position in one portfolio company in each of those years.

         INCOME TAXES. The Company incurred federal and state income tax expense of $372,000 in 1996 (an effective rate of 14%) and $532,000 in 1995 (an effective rate of 18%). The effective tax rates for 1996 and 1995 are substantially lower than the statutory rate as a result of the reversal of valuation allowances which had been established against deferred tax benefits recorded in prior periods. As of June 30, 1996, all such valuation allowances had been eliminated.

         CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS. The Company recorded net unrealized appreciation of investments of $1.4 million for 1996 and net unrealized depreciation of ($1.2 million) for 1995. The unrealized gains in 1996 resulted from changes in the valuations of several portfolio investments in accordance with the Company's valuation policies. The unrealized loss in 1995 reflected the realized gain from the sale by the Company of its equity position in one portfolio company and the reduction in market value of two publicly traded equity securities in the Company's portfolio. A description of all of the Company's investments is included under the caption "Business--The Company's Investment Portfolio."


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had $4.4 million in cash and cash equivalents. The Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA sponsored SBIC debenture program, principal payments on debt investments, and sales of the Company's equity positions in certain portfolio companies. Principal payments made to the Company on its debt investments were $.5 million, $1.2 million, and $2.2 million in 1997, 1996 and 1995, respectively. For fiscal 1998, the scheduled principal payments owed to the Company on existing debt investments are $606,000. Cash proceeds from the sale of equity positions were zero for 1997, $3.9 million for 1996 and $3.8 million for 1995.

         The Company borrowed $5.5 million from the SBA in December 1996 and $2.0 million in March 1996. The proceeds were, in part, used to repurchase at par $3.0 million of the Company's preferred stock, which had previously been issued to the SBA, and to pay accrued dividends thereon. These borrowings are evidenced by two debentures which each bear interest at 7.08% and are payable quarterly, non-amortizing, mature in 2006 and can be prepaid without penalty after five years. The Company borrowed an additional $3.0 million from the SBA in June 1997 under a debenture bearing interest at 7.07% and maturing in 2007. The remaining portion of the Company's SBA borrowings is evidenced by a seven year, 8.375% interest, fully amortizing note that matures on April 1, 2000, and requires quarterly principal and interest payments of $169,872. The balance on the note was $1.6 million as of June 30, 1997. Total principal indebtedness of the Company to the SBA as of June 30, 1997 was $12.2 million. Based on the Company's leverageable capital (as defined by the SBA), at that time the Company was eligible to borrow from the SBA up to a total of $14.5 million.

         The Company made debt investments of $4.7 million, $6.5 million and $934,000 million in 1997, 1996 and 1995, respectively.

         The Company does not currently have a line of credit or revolving credit facility. As of June 30, 1997, the Company had outstanding non-binding commitments to provide financing totaling $840,000. Although the Company continues to review new investment requests, no additional commitments are anticipated until additional capital is obtained or one or more existing investments are sold.

         The Company expects to raise $20 million of additional capital through a private placement of its Common Stock during September and October 1997. If completed, the proceeds of the Offering will be used to pay a cash dividend to current stockholders in order to meet one of the requirements for Subchapter M tax treatment. The remaining net proceeds will be used for making investments in current and new portfolio companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Balance Sheets of the Company as of June 30, 1996 and 1997, and the related Statements of Operations, Changes in Stockholders' Equity and Cash Flows for each of the years in the three-year period ended June 30, 1997, the Notes to the Financial Statements and the Report of Deloitte and Touche, LLP, independent auditors with respect to the consolidated financial statements as of and for the years ended June 30, 1996 and 1997, and the Report of Lurie, Besikof, Lapidus & Co. LLP, independent auditors, with respect to the consolidated financial statements for the year ended June 30, 1995, follow the index of financial statements appearing at Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company replaced its previous auditors, Lurie, Besikof, Lapidus & Co., LLP, with Deloitte & Touche LLP in March 1997. The decision to change accounting firms was approved by the Company's Board of Directors. During the Company's most recent fiscal year preceding the replacement of Lurie, Besikof, Lapidus & Co., LLP, the reports of Lurie, Besikof, Lapidus & Co., LLP on the financial statements of the Company contained no adverse opinion or disclaimer of opinion and were not qualified or modified. There were no disagreements between the Company and Lurie, Besikof, Lapidus & Co., LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of such accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports. Before engaging Deloitte & Touche LLP as its new independent auditors, the Company did not previously consult with them regarding any matters related to the application of accounting principles, the type of audit opinion that might be rendered on the Company's financial statements or any other such matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Prior to March 31, 1997, the Company was a wholly owned subsidiary of Capital Dimensions, Inc. ("CDI"). Effective March 31, 1997, CDI and the Company were merged with the Company being the surviving entity (the "Merger"). Prior to the Merger, management services were provided to the Company by CDI under a Joint Investment Adviser Management Agreement (the "Management Agreement"). Under the terms of the Merger, CDI's interest in the Management Agreement was assigned to Capital Dimensions Management Company, Inc. ("CDMC"). This assignment was approved by CDI's stockholders. CDMC is owned and operated by Messrs. Hunt, Pickerell, Lewis and Winston and Ms. Leonard; each of whom is also employed by CDMC.

         The monthly management fee paid to CDMC by the Company is one-fourth of one percent (0.25%) of the Company's average monthly assets (the equivalent of 3% per annum), less the amount of all payroll and payroll-related expenses paid by the Company. Each of the employees of CDMC is also employed by the Company. It is intended that all future officers of CDMC will also be employees of the Company.

         The executive officers and directors of the Company and their ages as of June 30, 1997 are as follows:

     NAME                       AGE          POSITION WITH COMPANY
     ----                       ---          ---------------------
Thomas F. Hunt, Jr.(1) . . .     48     President and Director
Dean R. Pickerell(1) . . . .     49     Executive Vice President and Director
Stephen A. Lewis . . . . . .     49     Vice President
Mervin Winston . . . . . . .     56     Vice President and Controller
Brenda L. Leonard. . . . . .     47     Vice President and Corporate Secretary
Martin J. Kanter(2). . . . .     52     Director
Dale C. Showers(3) . . . . .     67     Director
Katie G. Pearson (2) . . . .     57     Director
-------------------------
(1)      Term as director expires at the Annual Meeting of Stockholders in 1999.
(2)      Term as director expires at the Annual Meeting of Stockholders in 1998.
(3)      Term as director expires at the Annual Meeting of Stockholders in 1997.

         The following is a brief summary of the business experience of each of the executive officers and directors of the Company:

         THOMAS F. HUNT, JR. Mr. Hunt is president of the Company, and was president of Control Data Community Ventures Fund, Inc. ("CDCVFI"), the Company's predecessor. He is also the president of CDMC. Mr. Hunt practiced law at a law firm and was corporate counsel for two companies before joining the legal staff at Control Data Corporation in January 1980. Mr. Hunt became legal counsel for Control Data's venture capital group in February 1981. In February 1984, he became president of CDCVFI and a full-time venture capitalist, while continuing to perform legal duties for Control Data as an Assistant General Counsel. Mr. Hunt has been involved in over 100 venture capital investments and has served on the Board of Directors of numerous private and public companies, and is currently on the board of Ancor Communications, Inc., a high-speed data switching company and Davis Broadcasting, Inc. and Davis Broadcasting of Charlotte, Inc., both of which are radio station portfolio investments of the Company. Mr. Hunt has authored a handbook on venture capital investing and has given numerous speeches on venture capital investing before civic groups. Mr. Hunt is co-founder and the largest stockholder in the Company. He has undergraduate and law degrees from the University of Tulsa.

         DEAN R. PICKERELL. Mr. Pickerell is executive vice president of the Company, and was vice president of CDCVFI, the Company's predecessor. He also serves as executive vice president of CDMC. Mr. Pickerell joined Control Data Corporation in 1976, where he served in various controller and financial management positions. From 1969 to 1976 he was with Honeywell's Aerospace and Defense group in various accounting and audit positions. Mr. Pickerell has served on the boards of directors of numerous private and public companies, and is currently on the board of MultiRestaurants Management, Inc., a general partner of MultiRestaurants Concepts, Ltd., an airport food and beverage vendor which is one of the Company's portfolio investments, and the National Association of Investment Companies, a trade association that represents the minority-focused investment industry. Mr. Pickerell is co-founder and the second largest stockholder in the Company. He has an undergraduate degree from Iowa State University and completed the course work for an MBA degree from Mankato State University.

         STEPHEN A. LEWIS. Mr. Lewis joined the Company and CDMC as a vice president in April 1997. From 1988 until joining the Company, he was the President of Triad Management Company, which manages medical transportation and engine-driven gas air conditioning businesses. Prior to 1988, he was a general manager of technology-related marketing at Control Data Corporation. Mr. Lewis holds an undergraduate and masters degrees in engineering from Ohio University.

         MERVIN WINSTON. Mr. Winston is a certified public accountant and joined the Company and CDMC as a Vice President and Controller in May 1997. From 1989 until joining the Company, he was President and Chief Executive Officer of Mervin Winston, Ltd., a company providing business consulting and tax services. Prior to 1989, he held the position of Vice President, Audit & Examination Division with First Bank System. Mr. Winston has an undergraduate and masters degrees in accounting from Ohio State University.

         BRENDA L. LEONARD. Ms. Leonard is vice president of the Company and CDMC. Prior to employment by the Company in 1987, Ms. Leonard was with Control Data Corporation's venture capital operations in an administrative position. At the Company, Ms. Leonard is responsible for regulatory compliance, accounting, database management, and financial reporting. Ms. Leonard has a BA degree in business administration from Metropolitan State University.

         MARTIN J. KANTER. Mr. Kanter is a CPA and has been a director of the Company since July 1991. He has been a stockholder and Director of Tax Services in the accounting firm of Schechter, Dokken, Kanter, Andrews & Selcer, Ltd. since 1990. Prior to 1990, Mr. Kanter held a similar position with Laventhol & Horwath. Mr. Kanter is a graduate of the University of Illinois and attended DePaul University's Master of Science in Taxation program.

         DALE C. SHOWERS. Mr. Showers has been a director of the Company since July 1991, and currently serves as Chairman of the Board of Ancor Communications, Inc. Mr. Showers founded Ancor Communications, Inc. in 1986 and was its President and Chief Executive Officer and continues to serve as Chairman of the Board. Between 1980 and 1986, he was a Vice President at Control Data Corporation. While at Control Data Corporation, Mr. Showers was Vice President of OEM Marketing and President of the Small Business Equity Fund. Mr. Showers is a graduate of Milton College with post graduate studies at the University of Wisconsin.

         KATIE G. PEARSON. Ms. Pearson has been a director of the Company since June 1997. She is the Director, Operations Human Resources of Onan Corporation, a manufacturer of power generation products, where she has been employed since 1994. From 1989 to 1994 she was employed at Cardiac Pacemakers, and from 1983 to 1989 at Honeywell, in each case in human resource management positions. Ms. Pearson has received a B.S. degree from MacMurray College and an M.A. from Michigan State University. She has completed the course work for a Ph.D. in educational psychology from the University of Minnesota.

         The Company's Articles of Incorporation divide the Board of Directors into three classes of directors serving staggered three-year terms. As a result, approximately one-third of the Board of Directors are elected at each annual meeting of stockholders. All directors hold office until their respective terms expire and until their successors have been duly elected and qualified or until such director's earlier resignation or removal. Officers serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

         The following table shows the compensation earned for services rendered in all capacities to the Company by the President and the other most highly compensated executive officer of the Company whose salary and bonuses exceeded $100,000 for the year ended June 30, 1997 (the "Named Executive Officers"):

                 SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 1997
                               ANNUAL COMPENSATION

  NAME AND                              OTHER ANNUAL      ALL OTHER
PRINCIPAL POSITION    SALARY    BONUS   COMPENSATION    COMPENSATION
------------------    ------    -----   ------------    ------------
Thomas F. Hunt, Jr.  $130,000  $60,250    $11,006(1)      $30,000(2)
  President
Dean R. Pickerell     120,000   57,250      6,557(3)       30,000(2)
  Vice President
------------------

(1) Consists of $9,400 for automobile use and $1,606 for other miscellaneous taxable benefits.
(2) Consists of a $30,000 contribution to the Company's Employees Profit Sharing Plus Plan and Money Purchase Plan.
(3) Consists of $4,900 for automobile use and $1,657 for other miscellaneous taxable benefits.

OPTION GRANTS

         The Company made no option grants to the Named Executive Officers during the fiscal year ended June 30, 1997.

                           AGGREGATED OPTION EXERCISES
                         AND JUNE 30, 1997 OPTION VALUES


                                                          NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN
                                                         UNDERLYING UNEXERCISED         THE-MONEY OPTIONS
                             SHARES                         OPTIONS AT 6/30/97             AT 6/30/97(1)
                            ACQUIRED        VALUE     ----------------------------   ---------------------------
     NAME                  ON EXERCISE     REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ----                  -----------     --------   -----------    -------------   -----------   -------------
Thomas F. Hunt, Jr.             0              0        48,000            0            $27,840          $0
Dean R. Pickerell               0              0        48,000            0             27,840           0

---------------------------

(1) The amounts set forth represent the difference between the estimated fair value of $3.33 per share and the exercise price of the options, multiplied by the applicable number of shares underlying the options. The estimated fair value of $3.33 per share was established by the Board of Directors and used for the redemption of 275,562 shares between February 1996 and June 1996.

EMPLOYMENT AGREEMENTS

         None of the executive officers and directors of the Company are parties to any employment or severance agreements. Although Messrs. Hunt and Pickerell are employees of the Company, their primary compensation is currently paid by CDMC out of the management fee it receives from the Company.

COMPENSATION OF DIRECTORS

         The Company pays members of its Board of Directors who are not employees of the Company an annual fee of $3,000. An additional $2,000 is paid to Mr. Kanter for his service on the Company's Audit and Compensation Committee. On July 12, 1994, the Board of Directors approved the grant to each of three non-employee directors then in office (including Messrs. Kanter and Showers) of a stock option covering 15,000 shares of the Company's Common Stock at an exercise price of $1.83 per share, exercisable as to 3,000 shares each year beginning June 30, 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee, which met twice during the last fiscal year, is currently composed of Messrs. Kanter and Hunt. Mr. Kanter is not an employee of the Company. At present, and during the year ended June 30, 1997, Mr. Hunt served as a member of the Board of Directors and the Compensation and Audit Committees of Ancor Communications, Inc. Dale Showers, a director of the Company, also serves as a director of Ancor Communications, Inc. Mr. Showers does not serve on the Compensation Committee of any business entity. Other than Messrs. Hunt and Showers, no director or executive officer of the Company and no member of the Compensation Committee is, or was during the year ended June 30, 1997, a director or compensation committee member of any other business entity which had a director that sits on the Company's Board of Directors or Compensation Committee.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         For fiscal 1997, all decisions on compensation of the Company's executives were made by the full board on the basis of the recommendation of the Compensation Committee consisting of Messrs. Kanter (Chairman) and Hunt. There was no formal Compensation Committee Report for fiscal 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company's Articles of Incorporation authorize 9,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. As of June 30, 1997, there were 1,698,438 shares of Common Stock outstanding, which reflects a stock dividend paid on May 31, 1997 of two shares for each share of Common Stock held as of that date. All share information in this document gives effect to that stock dividend. There are currently 70 record holders of Common Stock. No shares of the Company's Preferred Stock are outstanding.

         The following table sets forth certain ownership information as of June 30, 1997 with respect to the Common Stock for (i) those persons who directly or indirectly own, control or hold with the power to vote 5% or more of the outstanding Common Stock, (ii) each of the directors and named executive officers of the Company, and (iii) all directors and officers as a group.


                                  SHARES               PERCENT OF
                               BENEFICIALLY              SHARES
BENEFICIAL OWNER                 OWNED(1)             OUTSTANDING
----------------               ------------           -----------
Thomas F. Hunt, Jr.(2)            466,203                 26.7%
555 East 215th
Jordan, MN 55352

Dean R. Pickerell                 416,550                  23.9
15120 Evelyn Lane
Minnetonka, MN 55345

Stephen A. Lewis                   15,909                    *
1550 E. 140th Street
Burnsville, MN 55337

Mervin Winston                        -0-
2205 Holly Lane
Plymouth, MN 55447

Brenda L. Leonard                  68,763                   3.9
7277 Bren Lane
Eden Prairie, MN 55346

Martin J. Kanter                   39,000                   2.3
6624 Dovre Drive
Edina, MN 55436

Dale C. Showers (3)                33,000                   1.9
903 Coventry Place
Edina, MN 55435

Katie G. Pearson                      -0-
7321 Mariner Drive
Maple Grove, MN 55311

All Officers and Directors
as a Group (8) persons          1,039,425                 56.8%
---------------
*    Less than 1%.

(1) Includes the following number of shares of Common Stock which may be issued pursuant to stock options that are exercisable within 60 days of June 30, 1997: Mr. Hunt, 48,000; Mr. Pickerell, 48,000; Ms. Leonard, 24,000; Mr.
     Showers, 3,000; Mr. Kanter, 9,000; and all directors and officers as a group, 132,000 shares.
(2) Mr. Hunt disclaims beneficial ownership of 8,000 shares held in trust for Mrs. Hunt by her father.
(3) Mr. Showers disclaims beneficial ownership with respect to 1,000 shares owned by his son Thomas Showers.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As discussed in Item 10 of this Form 10-K, comprehensive management services have been provided to the Company by CDMC since April 1, 1997. Thomas
F. Hunt, Dean R. Pickerell, Stephen A. Lewis, Mervin Winston and Brenda Leonard are stockholders of CDMC and serve as its President and Vice Presidents, respectively. Under the terms of the Management Agreement, CDMC assists the Company in the evaluation of potential investments; monitors its existing portfolio; assists with the disposal of its assets, as directed; and provides accounting and administrative services and such other assistance as the Company's Board of Directors may direct. CDMC performs all tasks related to the preparation and filing of the Company's periodic reports under the Exchange Act. Beginning April 1, 1997, CDMC receives from the Company for its services a monthly management fee equal to one-fourth of one percent (0.25%) of the Company's average monthly assets valued at fair value (equivalent to 3% per annum) less the amount of the Company's payroll and payroll-related expenses paid directly by the Company. For the period beginning April 1, 1997 through June 30, 1997, the Company paid approximately $189,000 for the management services provided by CDMC.

         On April 1, 1997, the Company transferred certain assets, consisting of company vehicles, prepaid balances on employee insurance policies and prepaid rent, to CDMC in exchange for CDMC's promissory note in the amount of $103,123, which represents the book value of the assets on the date of transfer. The promissory note will be retired in accordance with the useful life of these assets over a maximum of five years.

         Currently, the Company is the only investment company or fund to which CDMC provides services. In the future, however, CDMC may provide management and consulting services to other investment funds, which could give rise to conflicts between the interests of the Company and those of other advisees as to the allocation of investment opportunities or the time and attention of management personnel. CDMC has agreed with the Company that it would provide such services to others only with the prior approval of the Company's Board of Directors.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.      Documents filed as part of this Report:

        1.    The following Financial Statements are filed as part of this Form
              10-K:

              Independent Auditors' Report of Deloitte & Touche LLP

              Independent Auditor's Report of Lurie, Besikof, Lapidus & Co., LLP

              Consolidated Balance Sheets as of June 30, 1996 and 1997

              Consolidated Statements of Operations for the years ended June 30, 1995, 1996 and 1997

              Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1995, 1996 and 1997

              Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1996 and 1997

              Notes to Consolidated Financial Statements for the years ended June 30, 1995, 1996 and 1997

        2.    Financial Statement Schedules.  Not Applicable.

        3. Exhibits. See "Exhibit Index" on the page following the Signature Page.

b. Reports on Form 8-K. The Company did not file a report on Form 8-K during the fourth quarter ended June 30, 1997.

    CAPITAL DIMENSIONS, INC.

    CONSOLIDATED FINANCIAL STATEMENTS FOR THE
    YEARS ENDED JUNE 30, 1995, 1996, AND 1997,
    AND INDEPENDENT AUDITORS' REPORT

CAPITAL DIMENSIONS, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                        PAGE

INDEPENDENT AUDITORS' REPORT OF DELOITTE & TOUCHE LLP                     1

INDEPENDENT AUDITOR'S REPORT OF LURIE, BESIKOF, LAPIDUS & CO., LLP        2

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of June 30, 1996 and 1997                3
  Consolidated Statements of Operations for the years ended
    June 30, 1995, 1996, and 1997                                         4
  Consolidated Statements of Changes in Stockholders' Equity
    for the years ended June 30, 1995, 1996, and 1997                     5
  Consolidated Statements of Cash Flows for the years ended
    June 30, 1995, 1996, and 1997                                         6
  Notes to Consolidated Financial Statements for the years
    ended June 30, 1995, 1996, and 1997                                   8

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Capital Dimensions, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Capital Dimensions, Inc. and subsidiary as of June 30, 1996 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Dimensions, Inc. and subsidiary as of June 30, 1996 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As explained in Note 2, the consolidated financial statements include investments securities valued by the Board of Directors totaling $18,262,890 and $24,672,055 at June 30, 1996 and 1997, none of which have been valued based on public market quotations. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such investments and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of the valuation of investment securities, those estimated values may differ significantly from the values that would have been used had a ready market for such investments existed, and the differences could be material.


/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
August 8, 1997

                             INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Capital Dimensions, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of CAPITAL DIMENSIONS, INC. for the year ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations, changes in stockholders' equity and cash flows of CAPITAL DIMENSIONS, INC. for the year ended June 30, 1995, in conformity with generally accepted accounting principles.

As explained in Note 2, the consolidated financial statements include investments securities valued by the Board of Directors totaling $14,528,143 at June 30, 1995, of which $2,513,926 has been valued based on public market quotations. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such investments and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of the valuation of investment securities, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

/s/ LURIE, BESIKOF, LAPIDUS & CO., LLP
Minneapolis, Minnesota

August 7, 1995
(May 31, 1997 as to the effects of the
 stock split described in Note 1 and
 March 18, 1997 as to the effects of the merger described in Note 11)

CAPITAL DIMENSIONS, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1997
--------------------------------------------------------------------------------

                                                         1996          1997

ASSETS

INVESTMENTS IN SMALL BUSINESS CONCERNS
    AT FAIR VALUE (Note 2):
  Stocks (cost of $757,645 and $4,486,055 at
    June 30, 1996 and 1997, respectively)            $ 2,373,003   $ 7,621,083
  Debt securities (cost of $14,033,704 and
    $13,285,297 at June 30, 1996 and 1997,
    respectively)                                     13,892,384    13,285,297
  Loans (cost of $2,078,879 and $4,302,175
    at June 30, 1996 and 1997, respectively)           1,527,646     3,765,675
  Other investments (cost of $642,193 at
    June 30, 1996)                                       469,857
                                                     -----------   -----------
         Total investments in small business
           concerns                                   18,262,890    24,672,055

Cash and cash equivalents                              3,878,202     4,424,339
Restricted cash (Note 10)                                410,000       410,000
Interest receivable                                      333,400       208,885
Other receivables                                        118,950       103,123
Equipment, net of accumulated depreciation
  of $45,592 at June 30, 1996                             64,828
Deferred tax assets (Note 4)                             191,222
Other assets                                             100,572       469,841
                                                     -----------   -----------
         Total assets                                $23,360,064   $30,288,243
                                                     -----------   -----------
                                                     -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accrued expenses                                   $    54,398   $   117,127
  Income taxes payable                                   341,522        71,959
  Small Business Administration Financing (Note 3)     4,167,505    12,153,685
  Deferred tax liability (Note 4)                                      522,778
                                                     -----------   -----------
                                                       4,563,425    12,865,549

  Nonvoting 4% redeemable cumulative preferred
    stock, par value $500, authorized 28,000
    shares; issued and outstanding,
    6,000 shares at June 30, 1996 (Note 3)             3,010,000
                                                     -----------   -----------
         Total liabilities                             7,573,425    12,865,549

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

STOCKHOLDERS' EQUITY (Notes 5, 8 and 11):
  Liquidating interest under repurchase agreement 3,443,802 2,525,454 Preferred Stock, authorized 1,000,000 shares, none issued or outstanding
  Common stock, no par value; authorized 9,000,000
    shares; issued and outstanding, 1,572,600 and
    1,698,438 at June 30, 1996 and 1997,
    respectively (Note 1)                              1,414,071     1,446,401
  Additional paid-in capital                           5,320,141     8,571,553
  Retained earnings                                    5,608,625     4,879,286
                                                     -----------   -----------
         Total stockholders' equity                   15,786,639    17,422,694
                                                     -----------   -----------
         Total liabilities and stockholders' equity  $23,360,064   $30,288,243
                                                     -----------   -----------
                                                     -----------   -----------

See notes to consolidated financial statements.

CAPITAL DIMENSIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1995, 1996, AND 1997
--------------------------------------------------------------------------------




                                                                    1995            1996           1997
INCOME:
  Interest on investments in small business concerns            $1,225,290     $1,306,484     $2,039,476
  Interest on short-term investments                                79,071        266,126        153,864
  Other income from investments in small business concerns                                       284,820
                                                                ----------     ----------     ----------
                                                                 1,304,361      1,572,610      2,478,160

EXPENSES:
  Interest                                                         242,734        250,618        519,077
  General and administrative                                       523,825        630,159        860,982
  Other                                                             48,061         51,289        116,279
                                                                ----------     ----------     ----------
                                                                   814,620        932,066      1,496,338
                                                                ----------     ----------     ----------

INCOME BEFORE GAINS (LOSSES) ON
  INVESTMENTS IN SMALL BUSINESS CONCERNS                           489,741        640,544        981,822

GAINS (LOSSES) ON INVESTMENTS IN SMALL
  BUSINESS CONCERNS:
  Realized                                                       3,663,410        507,937        (34,019)
  Unrealized                                                    (1,152,528)     1,422,592      1,848,059
                                                                ----------     ----------     ----------
                                                                 2,510,882      1,930,529      1,814,040
                                                                ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                                       3,000,623      2,571,073      2,795,862

INCOME TAX EXPENSE                                                 532,474        372,326      1,149,000
                                                                ----------     ----------     ----------

NET INCOME                                                       2,468,149      2,198,747      1,646,862

DIVIDENDS ON PREFERRED STOCK                                       120,000        120,000         56,137
                                                                ----------     ----------     ----------

NET INCOME ATTRIBUTABLE TO
  COMMON SHARES                                                 $2,348,149     $2,078,747     $1,590,725
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------

NET INCOME PER COMMON SHARE (Note 1)                            $     1.18     $     1.09     $     0.87
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING (Note 1)                                           1,983,852      1,912,227      1,834,402
                                                                ----------     ----------     ----------
                                                                ----------     ----------     ----------




See notes to consolidated financial statements.

CAPITAL DIMENSIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                             LIQUIDATING
                                              INTEREST
                                               UNDER                                      ADDITIONAL                      TOTAL
                                             REPURCHASE           COMMON STOCK             PAID-IN        RETAINED     STOCKHOLDERS'
                                             AGREEMENT      ------------------------       CAPITAL        EARNINGS        EQUITY
                                                              SHARES        AMOUNT
BALANCE AT JUNE 30, 1994                    $5,280,498      1,825,362     $1,869,241     $2,242,715     $2,881,729    $12,274,183

  Options exercised                                             2,400            400                                          400
  Dividends on nonvoting 4%
  redeemable preferred stock                                                                              (120,000)      (120,000)
  Transfer                                                                                  300,000       (300,000)
  Amortization of liquidating interest        (918,348)                                     918,348
  Net income for the year ended
  June 30, 1995                                                                                          2,468,149      2,468,149
                                            ----------      ---------     ----------     ----------     ----------    -----------

BALANCE AT JUNE 30, 1995                     4,362,150      1,827,762      1,869,641      3,461,063      4,929,878     14,622,732

  Common stock repurchased                                   (275,562)      (459,270)      (459,270)                     (918,540)
  Options exercised                                            20,400          3,700                                        3,700
  Dividends on nonvoting 4%
  redeemable preferred stock                                                                              (120,000)      (120,000)
  Transfer                                                                                1,400,000     (1,400,000)
  Amortization of liquidating interest        (918,348)                                     918,348
  Net income for the year ended
  June 30, 1996                                                                                          2,198,747      2,198,747
                                            ----------      ---------     ----------     ----------     ----------    -----------

BALANCE AT JUNE 30, 1996                     3,443,802      1,572,600      1,414,071      5,320,141      5,608,625     15,786,639

  Options exercised                                           125,838         32,330                                       32,330
  Dividends on nonvoting 4%
  redeemable preferred stock                                                                (56,137)                      (56,137)
  Transfer                                                                                2,376,201     (2,376,201)
  Stock compensation                                                                         13,000                        13,000
  Amortization of liquidating interest        (918,348)                                     918,348
  Net income for the year ended
  June 30, 1997                                                                                          1,646,862      1,646,862
                                            ----------      ---------     ----------     ----------     ----------    -----------

BALANCE AT JUNE 30, 1997                    $2,525,454      1,698,438     $1,446,401     $8,571,553     $4,879,286    $17,422,694
                                            ----------      ---------     ----------     ----------     ----------    -----------
                                            ----------      ---------     ----------     ----------     ----------    -----------



See notes to consolidated financial statements.

CAPITAL DIMENSIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1996, AND 1997
--------------------------------------------------------------------------------


                                                                    1995           1996           1997
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                    $2,468,149     $2,198,747     $1,646,862
  Adjustments to reconcile net income to cash
    provided by (used in) operations:
  Provision for bad debts                                                          89,108
  Depreciation and amortization                                     12,401         16,738         12,534
  Stock compensation                                                                              13,000
  Deferred taxes                                                                 (191,222)       714,000
  Realized (gains) losses on investments                        (3,663,410)      (507,937)        34,019
  Unrealized losses (gains) on investments                       1,152,528     (1,422,592)    (1,848,059)
    Interest receivable added to loans/notes                      (437,729)      (484,005)    (1,413,712)
    Changes in operating assets and liabilities:
    Interest and dividends receivable                               46,240       (228,343)       124,515
    Other receivables                                              (15,000)        13,550         68,121
    Other assets                                                   (10,612)        (3,037)       (64,894)
    Accounts payable                                               (16,317)        21,313         62,729
    Income taxes payable                                           532,474       (190,952)      (269,563)
                                                                ----------      ---------      ---------
       Total cash provided by (used in) operating activities        68,724       (688,632)      (920,448)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Proceeds from sales of investment                              3,759,667      3,896,366        898,488
  Investments in small business concerns                          (933,969)    (6,539,397)    (4,586,562)
  Collections on debt securities and loans                       2,157,874      1,205,318        506,661
  Investment of restricted cash                                                  (110,000)
  Proceeds from sale of equipment                                                  10,109
  Purchases of equipment                                            (5,899)       (59,358)
                                                                ----------      ---------      ---------
       Total cash provided by (used in) investing activities     4,977,673     (1,596,962)    (3,181,413)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from SBA note payable                                                1,947,500      5,129,488
  Payments on note payable to SBA                                 (438,467)      (464,232)      (513,820)
  Issuance of common stock                                             400          3,700         32,330
  Redemption of stock                                                            (918,540)
  Dividends paid on SBA 4% redeemable preferred stock                            (380,000)
                                                                ----------      ---------      ---------
       Total cash (used in) provided by financing activities      (438,067)       188,428      4,647,998
                                                                ----------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               4,608,330     (2,097,166)       546,137

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                              1,367,038      5,975,368      3,878,202
                                                                ----------      ---------      ---------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                   $5,975,368     $3,878,202     $4,424,339
                                                                ----------      ---------      ---------
                                                                ----------      ---------      ---------




See notes to consolidated financial statements.

CAPITAL DIMENSIONS, INC.

YEARS ENDED JUNE 30, 1995, 1996, AND 1997
--------------------------------------------------------------------------------


                                                                     1995           1996          1997
SUPPLEMENTAL DISCLOSURE OF NONCASH
         INVESTING ACTIVITIES:
    Debt securities converted to stocks                                                        $3,727,348
    Interest receivable converted to debt or loans                 $437,729        $484,005     1,413,712
    Dividends accrued on SBA 4% redeemable preferred stock          120,000          10,000
    Dividend paid on SBA 4% redeemable preferred stock,
         deducted from SBA notes                                                                   66,137
    Redemption of SBA 4% redeemable preferred stock,
         deducted from SBA notes                                                                3,000,000
    Investment sold recorded as a receivable                                        117,500
    Debt issuance cost, deducted from SBA notes                                      52,500       304,375
    Realized gain on the exchange of investments                    387,912
    Property converted to receivable                                                               52,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION -
         Cash paid during the period for:
         Interest                                                   241,023         215,259       478,256
         Income taxes                                                               754,500       702,424


See notes to consolidated financial statements.

CAPITAL DIMENSIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, 1996 AND 1997

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Capital Dimensions, Inc. (the Company) is a Specialized Small Business Investment Company (SSBIC) licensed under the Small Business Investment Act of 1958. The Company and its wholly owned subsidiary, CDI-LP Holding, Inc., provide equity capital, long-term loans, and management assistance to small business concerns which are at least 50% owned by persons who are socially or economically disadvantaged as defined under SBA guidelines.

    The following is a summary of significant accounting policies applied in the preparation of the consolidated financial statements.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Capital Dimensions, Inc. and CDI-LP Holding, Inc. CDI - LP Holding, Inc. was established to hold the Company's Investments in Limited Partnerships. All significant intercompany balances and transactions have been eliminated.

    PRESENTATION OF FINANCIAL STATEMENTS - Prior to March 31, 1997, Capital Dimensions Venture Fund, Inc. (CDVFI) was a wholly owned subsidiary of Capital Dimensions, Inc. (CDI). Effective March 31, 1997, CDI and CDVFI were merged with CDVFI as the surviving entity. Under the plan of merger;
    (i) all of the previously outstanding shares of CDVFI were canceled, (ii) each one share of previously outstanding CDI common stock was converted into one share of the Company's common stock, and (iii) each one share of previously outstanding CDI Series A preferred stock was converted into one share of the Company's common stock. Subsequent to the merger, CDVFI changed its name to Capital Dimensions, Inc. Also, effective with the merger, all cumulated but unpaid and undeclared dividends related to the Series A preferred stock lapsed.

    The merger of CDI and CDVFI has been reflected in these consolidated financial statements as a reorganization of entities under common control. Accordingly, these consolidated financial statements have been restated to reflect the merger as if it had occurred at the beginning of the earliest period presented.

    RECAPITALIZATION - Effective May 31, 1997, the Company's Board of Directors amended its Articles of Incorporation to effect a 3-for-1 stock split, issued in the form of a 200% stock dividend effective May 31, 1997 to stockholders of record on May 31, 1997; to increase the authorized number of common stock to 9,000,000; and to authorize the issuance of up to 1,000,000 shares of preferred stock, the terms of which may be fixed by the Company's Board of Directors without further shareholder approval. All share and per share amounts included in these consolidated financial statements and related notes have been restated to reflect this stock split.

    ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

    NEW ACCOUNTING STANDARDS - In October 1995, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for measurement and recognition of stock-based transactions with employees.

    In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 supersedes APB No. 15 and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The Company will adopt, as required, the provisions of SFAS No. 128 in the quarter ending December 31, 1997. On a pro forma basis, had the Company adopted the provisions of SFAS No. 128, basic earnings per share would have been $1.29, $1.20, and $0.98, for the years ended June 30, 1995, 1996, and
    1997, respectively. In addition, fully diluted earnings per share amounts substantially equivalent to the earnings per share amounts currently presented in the consolidated statements of operations would have been shown.

    EARNINGS PER COMMON SHARE - Earnings per common share are computed on earnings reduced by dividend requirements on preferred stock and based upon the weighted average number of common shares and common equivalent shares, consisting of the dilutive effect of stock options outstanding during each period. Earnings per common share assuming full dilution are substantially the same.

    VALUATION OF INVESTMENTS - The Company records its investments at estimated fair value as determined by the Board of Directors. Realization of the carrying value of investments is subject to future developments relating to investee companies.

    Among the factors considered by the Board of Directors in determining the fair value of investments are the cost of the investment to the Company, developments since the acquisition of the investment, the financial condition and operating results of the investee, the long-term potential of the business of the investee, the value of the underlying collateral, and other factors generally pertinent to the valuation of investments. There is no public market for any of the investments at June 30, 1996 and 1997. The Board, in making its evaluation, has relied on financial data of investees and, in many instances, on estimates by the management of the Company and of the investee companies as to the potential effect of future developments. Due to the nature of the Company's investments, the valuations could differ materially in the near term.

    CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity at time of purchase of three months or less to be cash equivalents.

    EQUIPMENT - Equipment is stated at cost. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally five years. In conjunction with the asset management agreement discussed in Note 11, the Company has transferred all equipment to the Management Company in exchange for a note receivable equal to the carrying value of the assets transferred.

    INTEREST INCOME - Interest earned on investments in small business concerns is recorded on the accrual basis. Loans and debt securities are reviewed regularly by management and placed on nonaccrual status when the collection of interest or principal is uncertain. Thereafter, no interest is recognized as income unless received in cash or until such time the borrower demonstrates the ability to pay interest and principal.

    LOAN ORIGINATION FEES - Loan origination fees, net of direct costs, are deferred and amortized to interest income, using the effective interest method, over the term of the original promissory notes.

    REALIZED GAINS (LOSSES) ON INVESTMENTS - Cost of investments sold is reported on the basis of identified cost. Amounts reported as realized gains (losses) are measured by the difference between the proceeds of sale, if any, and the cost basis of the investment.

    Investments are also recorded as realized losses when, in the opinion of the Board of Directors, there is little likelihood of recovery of the investment cost. The determination is based on past performance, business plans, and representations by management of the investee company.

    INDUSTRY CONCENTRATION - The Company's portfolio is concentrated in the radio broadcast industry, where, as of June 30, 1997, the Company holds investments in eight businesses that operate in California, the District of Columbia, Georgia, Illinois, Louisiana, Minnesota, and North Carolina. These investments comprise 67.8% of the estimated fair market value of the Company's portfolio at June 30, 1997. The radio stations operated by these businesses include both large and small listener markets, both AM and FM stations, and a variety of programming formats. The Company has also invested in the rural telephone industry and the airport food and beverage service industry which comprise 17.9% and 10.2%, respectively, of the Company's investment portfolio as of June 30, 1997.

2.  INVESTMENTS IN SMALL BUSINESS CONCERNS

    Investments were valued at estimated fair value determined by the Board of Directors at $14,528,143 at June 30, 1995 of which $2,513,926 was valued based on public quotations. Investments of $18,262,890 and $24,672,055 at June 30, 1996 and 1997, respectively, were valued at estimated fair value as determined by the Board of Directors, none of which was valued based on public quotations.

    The Company acquired the investments by direct purchases from the investees and the Board of Directors valued the securities on the premise that in most instances they may not be publicly re-sold without registration under the Securities Act of 1933. The prices of securities purchased were determined by direct negotiations between the Company and the investees.

    Net unrealized appreciation (depreciation) is as follows:

                                                      June 30,
                                      ----------------------------------------
                                          1995          1996           1997

    Total unrealized appreciation     $   875,447   $ 2,040,067    $ 3,559,737
    Total unrealized depreciation      (1,547,568)   (1,289,598)      (961,209)
                                      -----------   -----------    -----------
    Net unrealized appreciation       $  (672,121)  $   750,469    $ 2,598,528
                                      -----------   -----------    -----------
                                      -----------   -----------    -----------

    Loans and debt securities with recorded fair values of $3,496,747 and $2,693,740, were in nonaccrual of interest status at June 30, 1996 and 1997, respectively.

3.  SMALL BUSINESS ADMINISTRATION FINANCING

    NOTES AND DEBENTURES PAYABLE - Notes payable to the Small Business Administration (SBA) and debentures payable guaranteed by the SBA, consist of the following:

                                                              June 30,
                                                       ------------------------
                                                         1996           1997

    8.375% note payable, due in quarterly principal
       and interest installments of $169,872 through
       April 1, 2000                                 $2,167,505    $ 1,653,685
    7.08% debenture payable, interest only due
       semiannually, principal due March 1, 2006 2,000,000 2,000,000 7.08% debenture payable, interest only due
       semiannually, principal due December 1, 2006                  5,500,000
    7.07% debenture payable, interest only due
       semiannually, principal due June 1, 2007                      3,000,000
                                                     ----------    -----------
                                                     $4,167,505    $12,153,685
                                                     ----------    -----------
                                                     ----------    -----------

    The note payable to the SBA is collateralized by substantially all the Company's assets. The note and debentures are subject to the terms and conditions of agreements with the SBA which, among other things, restrict stock redemptions, disposition of assets, new indebtedness, dividends or distributions, and changes in management, ownership, investment policy, or operations. Annual maturities of the notes and debentures at June 30, 1997 are as follows:

    Years ending June 30:
    1998                                                           $   414,300
    1999                                                               594,025
    2000                                                               645,360
    2006                                                             2,000,000
    2007                                                             8,500,000
                                                                   -----------
                                                                   $12,153,685
                                                                   -----------
                                                                   -----------

    4% REDEEMABLE CUMULATIVE PREFERRED STOCK - The Company had 28,000 shares authorized of 4% nonvoting redeemable cumulative preferred stock with a par value and liquidation value of $500 per share. At June 30, 1996, 6,000 shares of the preferred stock had been issued. The stock was redeemed according to its terms during the year ended June 30, 1997.

4.  INCOME TAXES

    The provisions for income taxes consist of the following components:

                                                  Year Ended June 30,
                                        ---------------------------------------
                                             1995          1996          1997

    Current:
    Federal                             $ 268,012      $ 427,240    $  330,000
    State                                 264,462        136,308       105,000
                                        ---------      ---------    ----------
                                          532,474        563,548       435,000
    Deferred                              324,407        257,471       714,000
    Decrease in valuation allowance      (324,407)      (448,693)
                                        ---------      ---------    ----------
                                        $ 532,474      $ 372,326    $1,149,000
                                        ---------      ---------    ----------
                                        ---------      ---------    ----------

    The Company had previously recorded a valuation allowance to reduce deferred tax assets to an amount which was expected to be realized. The Company recorded a reduction in this valuation allowance during the years ended June 30, 1995 and 1996.

    A reconciliation between the U.S. federal statutory tax rate and the effective tax rates are as follows:

                                                     Year Ended June 30,
                                             ----------------------------------
                                              1995           1996          1997

    Statutory tax rate                       35.0%          35.0%         35.0%
    State taxes, net of federal effect        6.0            6.0           6.0
    Change in valuation allowance           (23.3)         (26.5)
                                            -----          -----         -----
    Effective tax rate                       17.7           14.5%         41.0%
                                            -----          -----         -----
                                            -----          -----         -----

    The significant components of deferred tax assets (liabilities) are as follows:

                                                               June 30,
                                                         ----------------------
                                                           1996         1997

    Unrealized loss (gain) on investments
       in small business concerns                       $191,222    $(522,778)
    Valuation allowance                                     -            -
                                                        --------    ----------
    Net deferred tax asset (liability)                  $191,222    $(522,778)
                                                        --------    ----------
                                                        --------    ----------

5.  STOCKHOLDERS' EQUITY

    The Company is subject to a Repurchase Agreement dated March 31, 1993 with the SBA (the Repurchase Agreement) under which the Company redeemed, at a substantial discount, all of the Company's then outstanding 3% preferred stock, having a par value of $10,000,000, which had been issued to the SBA under a funding program that was subsequently discontinued. The redemption price was paid by the Company issuing to the SBA a seven-year amortizing note for $3,571,578. As a condition to the redemption of the 3% preferred stock, the Company granted the SBA a liquidating interest in a newly created restricted capital surplus account equal to the amount of the repurchase discount of $6,428,422. This liquidating interest is being amortized over an 84-month period on a straight-line basis, and as of June 30, 1996 and 1997 had been reduced to $3,443,802 and $2,525,454, respectively.  Should the Company default under the Repurchase

    Agreement at any time, the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until the default is cured or waived. The liquidating interest will expire on the later of (i) March 31, 1998; (ii) the date the repurchase note is paid in full; or (iii) if an event of default has occurred and the default has been cured or waived, the later date on which the liquidating interest is fully amortized.

    Should the Company voluntarily or involuntarily liquidate prior to the expiration of the liquidating interest, any assets which are available, after the payment of all debts of the Company, shall be distributed first to the SBA until the amount of the then remaining liquidating interest has been distributed to the SBA. That payment, if any, would be prior in right to any payments of the Company's stockholders. As the liquidating interest declines, the restricted capital account is reduced and additional paid-in capital is increased.

    The Company transferred $300,000, $1,400,000, and $2,376,201 of retained earnings to paid-in capital in 1995, 1996, and 1997, respectively, to increase its "private capital" for SBA regulatory purposes. "Private capital" for SBA regulatory purposes was $12,064,163 and $12,543,408, at June 30, 1996 and 1997, respectively.

6.  RETIREMENT PLANS

    Effective December 1, 1988, the Company adopted a retirement plan covering substantially all of its employees. Contributions to the plan are discretionary and are determined by the Board of Directors. The Company's contributions to this plan for the years ended June 30, 1995, 1996 and 1997 were $49,637, $40,320, and $30,000, respectively.

    During 1996, the Company adopted an additional retirement plan covering substantially all of its employees. Contributions to the plan are mandatory at 10% of compensation. The Company's contribution to this plan for the year ended June 30, 1996 and 1997 were $36,860 and $30,000, respectively.

    On April 1, 1997, in conjunction with the asset management agreement discussed in Note 11, these retirement plans were assumed by the Management Company.

7.  COMMITMENTS AND CONTINGENCIES

    The Company leased office facilities in Minnesota under a noncancelable operating lease which expires on June 30, 1998. Commencing in April 1997, in conjunction with the asset management agreement discussed in Note 11, rent expense is paid directly by the Management Company. Total rent expense was $32,872, $33,914, and $26,281 for the years ended June 30, 1995, 1996 and 1997, respectively.

    The Company is involved in various lawsuits and claims arising out of the normal course of business. In the opinion of the Company's management, the resolution of these matters will not have a material adverse effect on the financial position or operations of the Company.

8.  STOCK OPTION PLAN

    In connection with the merger discussed in Note 1, the Company adopted the Capital Dimensions Venture Fund, Inc. 1997 Stock Plan (the Plan). All stock options outstanding at the time of the merger were exchanged for identical shares under the new plan, and all previous stock option plans were terminated. The Company has reserved 450,000 shares of common stock for options which may be granted under the Plan. Under the Plan, option exercise prices are 100% of market value of the common stock at the time of the grant. Options become exercisable as determined by a committee of not less than two nonemployee directors and expire no more than ten years from the date of the grant.

    A summary of options granted under this plan is as follows:

                                                            Option Price
                                                     --------------------------
                                         Number of       Per
                                          Shares        Share           Total

    Outstanding at June 30, 1994          274,638    $.17 - 2.75      $357,430

    Granted                                45,000           1.83        82,500
    Exercised                              (2,400)           .17          (400)
                                         --------                     --------

    Outstanding at June 30, 1995          317,238     .17 - 2.75       439,530

    Exercised                             (20,400)    .17 - .183        (3,700)
                                         --------                     --------

    Outstanding at June 30, 1996          296,838     .17 - 2.75       435,830

    Granted                                54,000           4.00       216,000
    Exercised                            (125,838)    .17 - 1.83       (32,330)
    Forfeited                             (16,200)    .17 - 4.00       (30,700)
                                         --------                     --------

    Outstanding at June 30, 1997          208,800     .17 - 4.00      $588,800
                                         --------                     --------
                                         --------                     --------
    Weighted average fair value of
    options granted during 1997                          $  4.00
                                                         -------
                                                         -------

    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options plan. Accordingly, no compensation cost has been recognized for the stock options granted under the 1997 Plan because the exercise price of options granted was at least equal to the estimated fair value of the common stock on the grant date.

    Had compensation cost for the Company's stock option plan been determined based on the fair value of the options issued at the date of grant consistent with the method prescribed in FASB 123, the Company's net income and earnings per share for the year ended June 30, 1997 would have been as follows:

    Net income attributable to common shares:

       As reported                     $1,590,725
       Pro-forma                       $1,576,753

    Net income per common share:
       As reported                     $     0.87
       Pro-forma                       $     0.86

    The fair value of each option granted during 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 0%, (3) risk-free interest rate of 7.00%, and (4) expected life of 5 years.

    The following table summarizes information about stock options outstanding at June 30, 1997:

                              Number           Wgtd. Avg.      Number
                            Outstanding        Remaining     Exercisable
            Exercise            at            Contractual        at
             Price         June 30, 1997         Life       June 30, 1997

            $0.17               4,800            4.4            4,800
             1.83              36,000            5.0           24,000
             2.75             120,000            6.7          120,000
             4.00              48,000            9.1            3,000
                              -------                         -------
                              208,800                         151,800
                              -------                         -------
                              -------                         -------

    At June 30, 1995, 1996, and 1997, options for the purchase of 301,038, 262,638, and 151,800 shares, respectively, were exercisable. Options outstanding at June 30, 1997 expire June 1998 (15,000 shares), and November 2001 (4,800 shares), January 2004 (120,000 shares) and July 2004 (24,000 shares) and January 2007 (45,000 shares). The 57,000 shares which are not exercisable as of June 30, 1997 vest at 3,000 shares each year until January, 2002.

9.  CREDIT RISK

    The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe it is exposed to any significant risk on cash. In addition, the Company's idle funds are invested in repurchase agreements which are backed by U.S. government securities.

10. LETTERS OF CREDIT

    The Company is the guarantor of two letters of credit aggregating $410,000 issued by a bank, on the behalf of two of the Company's portfolio companies. Under the letters of credit, the third-party beneficiaries may draw on the letters of credit upon the occurrence of specified events. Amounts drawn upon, if any, under these letters of credit will be added to the loan amounts due from the portfolio companies to secure these letters of credit. The Company has contractually restricted $410,000 of its cash in support of these letters of credit.

11. RELATED-PARTY TRANSACTIONS

    As discussed in Note 1, effective March 31, 1997, CDI and CDVFI were merged to form the Company. In connection with that merger, Capital Dimensions Management Company, Inc. (a separate company) (the Management Company), owned by the officers of the Company, was formed to manage the Company's assets. The Company has entered into a one-year agreement with the Management Company whereby the Management Company will manage the Company's portfolio in exchange for a monthly fee equal to .25% of the month-end balance of assets under management during the month. Management fees paid for the year ended June 30, 1997 were $190,000. In addition, the Company transferred certain assets consisting of property ($52,294) and other assets ($50,829) to the Management Company in exchange for a promissory note in the
    amount of $103,123, representing the carrying value of the assets on the date of transfer. The promissory note will be retired in accordance with the useful life of these assets over a maximum of five years. The balance due under this note at June 30, 1997 was $103,123.

12. POTENTIAL DIVIDEND

    The Company intends to qualify for tax treatment under Subchapter M of the Internal Revenue Code when it is eligible to do so. This election will likely not take effect until the fiscal year beginning July 1, 1998. Eligibility for Subchapter M treatment requires that the Company pay out, as a dividend, an amount at least equal to its cumulative earnings and profits from all prior periods. The Company's Board of Directors expects to declare a dividend, to stockholders of record on June 30, 1997, in an amount sufficient to meet this requirement. The amount of that dividend is currently anticipated to be approximately $3.5 million. The declaration of this dividend will be made contingent upon the Company obtaining net proceeds of at least $15 million from the planned sale, through a private placement offering currently in process, of newly issued shares of common stock.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAPITAL DIMENSIONS, INC.
                                  ("Registrant")


Dated: September 25, 1997         By  /s/ Thomas F. Hunt, Jr.,
                                    ------------------------------
                                    Thomas F. Hunt, Jr., President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on September 25, 1997 on behalf of the Registrant in the capacities indicated.

                                 (Power of Attorney)

    Each person whose signature appears below constitutes and appoints THOMAS
F. HUNT, JR., and DEAN R. PICKERELL as his true and lawful attorneys-in-fact and agents, each acting alone, with the full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


 /s/ Thomas F. Hunt, Jr.                      /s/ Dale C. Showers
-----------------------------               --------------------------------
Thomas F. Hunt, Jr.                         Dale C. Showers
President and Director                      Director
(Principal Executive Officer)


 /s/ Dean R. Pickerell                        /s/ Katie G. Pearson
-----------------------------               --------------------------------
Dean R. Pickerell                           Katie G. Pearson
Executive Vice President and Director       Director
(Principal Financial and Accounting
 Officer)



 /s/ Martin J. Kanter
-----------------------------
Martin J. Kanter
Director

                                    EXHIBIT INDEX
Exhibit       Description

3.1 Company's Amended and Restated Articles of Incorporation as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10 , Commission File No. 000-22721 (the "Form 10").

3.2 Company's Bylaws as amended to date (incorporated by reference to Exhibit 3.2 to the Company's Form 10).

4.1           Debenture of the Company dated June 25, 1997 issued to the U.S.
              Small Business Administration in the principal amount of
              $3,000,000     .

4.2           Debenture of the Company dated March 14, 1996 issued to the U.S.
              Small Business Administration in the principal amount of $2,000,000 (incorporated by reference to Exhibit 4.1 of the Company's Form 10).

4.3 Debenture of the Company dated December 18, 1996 issued to the U.S. Small Business Administration in the principal amount of $5,500,000 (incorporated by reference to Exhibit 4.2 of the Company's Form 10).

4.4 Amortizing Note of the Company dated March 31, 1993 issued to the U.S. Small Business Administration in the principal amount of $3,571,578 (incorporated by reference to Exhibit 4.3 of the Company's Form 10).

10.1          Company's 1997 Stock Plan (incorporated by reference to Exhibit
              3.3 to the Company's  Form 10).

10.2 Lease Agreement dated April 9, 1990 between the Company and ATS II Associates Limited Partnership, as amended May 23, 1995 (incorporated by reference to Exhibit 10.1 of the Company's Form
              10).

10.3 Joint Investment Advisor Management Contract dated February 10, 1997 between the Company and Capital Dimensions Management Company, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Form 10).

10.4 Repurchase Agreement dated March 31, 1993 between the Company and the U.S. SBA (incorporated by reference to Exhibit 10.3 of the Company's Form 10).

11.1          Computation of Net Earnings Per Share of Common Stock.

21.1          Subsidiaries of the Company.

24.1          Powers of Attorney (included on the signature page hereof).

27.1          Financial Data Schedule.