Form 10-Q
period 1997-09-30
CAPITAL DIMENSIONS INC
filed 1997-11-13
CIK 822874

                                 UNITED STATED
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from______________ to ___________________

Commission File Number: 000-22721

                              CAPITAL DIMENSIONS, INC.
                (Exact name of registrant as specified in its charter)

             Minnesota                                52-1139951
(State or other jurisdiction of                   (I. R. S. Employer
 incorporation or organization)                    Identification No.)


Two Appletree Square, Suite 335, Bloomington, MN         55425
    (Address of principal executive offices)           (Zip Code)

                                  (612) 854-3007
             (Registrant's telephone number, including area code)

------------------------------------------------------------------------------

            (Former name, former address and former fiscal year,
                       if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes   [ ] No


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and report required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   [ ] Yes    [ ] No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of September 30, 1997, the Company had outstanding 1,725,438 shares of Common Stock, no par value per share.

                              TABLE OF CONTENTS
                             -------------------

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION:

Item 1.  Condensed Consolidated Financial Statements:                      3

             Condensed Consolidated Statements of Operations
              Three Months ended September 30, 1997 and 1996 (Unaudited)   3

             Condensed Consolidated Balance Sheets
              September 30, 1997 (Unaudited) and June 30, 1997             4

             Condensed Consolidated Statements of Cash Flows
              Three months ended September 30, 1997 and 1996 (Unaudited)   5

             Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                      6-7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7-9


PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                             10

                       PART I.-- FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           CAPITAL DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  Three Months
                                               Ended September 30,
                                              ---------------------
                                                1996         1997
                                                ----         ----
                                 (Dollars in thousands, except per share data)

  Interest income                              $  493       $  480
  Operating expenses:
    Interest Expense                               83          256
    General and administrative expense            219          318
    Other operating expense                         1           28
                                             ---------     --------
  Total operating expenses                        303          598
                                             ---------     --------
  Net operating income (loss)                     190         (118)
Gains on investments in
   small business concerns:
    Realized                                       -            -
    Unrealized                                     -           211
                                             ---------     --------
Income before income taxes                        190           93
Income taxes                                       78           -
                                             ---------     --------
Net income                                        112           93
Dividends on preferred stock to SBA                30           -
                                             ---------     --------
Net income applicable to common stock          $   82        $  93
                                             ---------     --------
                                             ---------     --------
Earnings per common share                      $  .05        $ .05
                                             ---------     --------
                                             ---------     --------
Weighted average common and common
  equivalent shares outstanding             1,731,849    1,869,657
                                            ----------   ---------
                                            ----------   ---------

   See notes to condensed consolidated financial statements.

                       CAPITAL DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,    September 30,
                                                             --------    -------------
                                                               1997         1997
                                                               ----         ----
                                                                          (Unaudited)

                                                            (Dollars in thousands)

                                   ASSETS:
                                   -------
Investments in small concerns at fair value (note 3)
   Stocks                                                    $ 7,621        $ 8,233
   Debt securities                                            13,285         13,795
   Loans                                                       3,766          4,028
                                                            --------       --------
Total investments in small concerns                           24,672         26,056
Cash and cash equivalents                                      4,424          3,038
Other assets                                                   1,192          1,338
                                                            --------       --------
Total assets                                                 $30,288        $30,432
                                                            --------       --------
                                                            --------       --------

                       LIABILITIES AND SHAREHOLDER EQUITY:
                       -----------------------------------
SBA financing                                                $12,154        $12,019
Other liabilities                                                712            744
                                                            --------       --------
Total liabilities                                             12,866         12,763

STOCKHOLDERS' EQUITY:
Liquidating interest under repurchase agreement                2,525          2,296
Common stock                                                   1,446          1,502
Additional paid-in capital                                     8,572          8,899
Retained earnings                                              4,879          4,972
                                                            --------       --------
Total stockholders' equity                                    17,422         17,669
                                                            --------       --------
Total liabilities and stockholders' equity                   $30,288        $30,432
                                                            --------       --------
                                                            --------       --------

         See notes to condensed consolidated financial statements.

                             CAPITAL DIMENSIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months
                                                      Ended September 30,
                                                      1996           1997
                                                      ----           ----
                                                     (Dollars in thousands)

Net cash used by operating activities               $  (246)       $  (146)

Cash flow from investing activities:
  Investments in small business concerns             (1,098)        (1,130)
  Collections on debt securities and loans               19              9
                                                    --------        -------
    Total cash used in investing activities          (1,079)        (1,121)

Cash flow from financing activities:
  Payments on note payable to SBA                      (124)          (135)
  Issuance of common stock                               -              56
                                                    --------        -------
    Total cash used in financing activities            (124)           (79)

Net decrease in cash and cash equivalents            (1,449)        (1,386)

Cash and cash equivalents at beginning of period      3,878          4,424
                                                    --------        -------
Cash and cash equivalents at end of period           $2,429         $3,038
                                                    --------        -------
                                                    --------        -------

       See notes to condensed consolidated financial statements.

                         CAPITAL DIMENSIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          (DOLLARS IN THOUSANDS)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal, recurring nature) necessary for a fair presentation of these interim results have been included. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The balance sheet at June 30, 1997 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the interim period ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

2.  INCOME TAXES AND POTENTIAL DIVIDEND

    The Company anticipates that it will qualify, and will elect, to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code for the fiscal year ending June 30, 1998. Under Subchapter M, the Company generally will be eligible to be taxed as a pass through entity.

    If the Company meets the qualifications of Subchapter M, it must make an election to be taxed under subchapter M status and distribute a minimum of 90% of its net income from dividends and interest. In addition, the Company may chose to distribute up to 100% of its net income from dividends and interest and up to 100% of its realized gains on investment. If this occurs, and the distribution is made within the allowed time frame following the end of its fiscal year ending June 30, 1998, the Company will not be subject to corporate income tax in fiscal 1998. Accordingly, the Company has not recorded any income tax provision for the three months ended September 30, 1997. To the extent that less than 98% of these amounts are distributed, the company will be taxed at normal corporate tax rates plus a 4% excise tax on the undistributed portion.

    If the Company is unable to meet the requirements of Subchapter M, a tax provision equal to approximately 41% of net income before tax would be necessary. If at any time during the current fiscal year it becomes apparent that the Company will not be able to meet the requirements of Subchapter M, the Company will record, in the period during which it becomes apparent, a provision for income taxes equal to approximately 41% of year-to-date income before tax at that time. This could significantly impact the reported net income amount in a future fiscal quarter.

3.  INVESTMENT IN SMALL CONCERNS

    Investments were valued at estimated fair value of $24,672 at June 30, 1997 and $26,056 at September 30, 1997. The costs of those investments were:

                               June 30, 1997     September 30, 1997

          Stocks                     $ 4,486                $ 4,486
          Debt Securities             13,285                 14,195
          Loans                        4,302                  4,565

4.  VALUATION OF INVESTMENTS

    The Company records its investments at estimated fair value as determined by the Board of Directors. Realization of the carrying value of investments is subject to future developments relating to investee companies.

    Among the factors considered by the Board of Directors in determining the fair value of investments are the cost of the investment to the Company, developments since the acquisition of the investment, the financial condition and operating results of the investee, the long-term potential of the business of the investee, the value of the underlying collateral, and other factors generally pertinent to the valuation of investments. There is no public market for any of the investments at September 30, 1996 and 1997. The Board, in making its evaluation, has relied on financial data of investees and, in many instances, on estimates by the management of the Company and of the investee companies as to the potential effect of future developments. Due to the nature of the Company's investments, the valuations could differ materially in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The Company's financial performance is composed of four primary elements. The first is "income before gains (losses) on investments," which is the difference between the Company's income from interest and fees and its total operating expenses, including interest expense. Interest income is earned on debt investments and the temporary investment of funds available for investment in portfolio companies, which are presented in the Company's balance sheets as cash equivalents. The second element is "realized gains (losses) on investments," which is the difference between the proceeds received from the disposition of portfolio assets in the aggregate during the period and the cost of such portfolio assets. The third element is the "change in unrealized appreciation (depreciation) of investment," which is the net change in the estimated fair values at the beginning of the period or the cost of such portfolio assets, if purchased during the period.
Generally, "realized gains (losses) on investment" and "changes in unrealized appreciation (depreciation) of investments" are inversely related. When an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs when the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in net unrealized appreciation and an increase in realized loss. The fourth element is "tax expense." The Company intends to qualify for taxation under Subchapter M for its fiscal year beginning July 1, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    INTEREST INCOME. During the quarter ended September 30, 1997, the Company earned interest on debt investment of $480,000, a 3% decrease from the $493,000 earned during the same period in 1996. This decrease in interest income resulted primarily from decreases in the dollar amount of outstanding investments on accrual status during the applicable periods, as there were no material changes in the average interest rate earned. The Company's debt investments (at cost) increased to $18.8 million at September 30, 1997, an increase of 5.6% from $17.8 million at September 30, 1996.

    INTEREST EXPENSE. The Company's interest expense, which related to SBA financing, was $256,000 for quarter ended September 30, 1997, a 208% increase over the $83,000 for comparable quarter in 1996. The change in interest expense is directly related to the level of debt leverage from the SBA, which was $12.2 million as of September 30, 1997, and $4.0 million as of September 30, 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $318,000 for quarter ended September 30, 1997, a 45% increase over the $219,000 for the comparable quarter in 1996. The increase was due to a charge related to the acceleration of two directors' stock option vesting dates. General and administrative expenses as a percentage of total assets was 4.2% and 2.9% (annualized) for the respective periods.

    INCOME TAXES. The Company did not incur federal or state income tax expense during the first quarter of 1997 due to its expected Subchapter M election (see Financial Statements note 2). During the comparable period in 1996 the Company incurred $78,000 (an effective rate of 41%).

    CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS. For the first quarter of 1996 and 1997, the Company recorded net unrealized appreciation of investments of $0 and $211,000, respectively. These changes are the result of the Company's revaluation of its portfolio in accordance with its valuation policy to reflect the change in estimated fair value of each of its portfolio assets. The unrealized gains in the 1997 period resulted from valuation changes in several investments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company had $3.0 million in cash and cash equivalents. The Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA-sponsored SBIC debenture program, principal payments on debt investments, and sales of the Company's equity positions in certain portfolio companies. Principal payments made to the Company on its debt investments were $9,000 and $19,000 during the first quarters of 1998 and 1997, respectively. For the second quarter of 1998, the scheduled principal payments owed to the Company on existing debt investments are $29,000. Cash proceeds from the sale of equity
positions were zero for the first quarters of 1998 and 1997.   Cash proceeds
from the sale of investments during the second quarter of 1998 are expected to exceed $2.2 million.

    The Company borrowed $5.5 million from the SBA in December 1996, $2.0 million in March 1996 and $3.0 million in June 1997. These borrowings are evidenced by three debentures which bear interest at 7.08%, 7.08%, and 7.07%,
respectively.   Interest only is payable quarterly, with maturities of $7.5 million in 2006 and $3.0 million in 2007, and can be prepaid without penalty after five years. The remaining portion of the Company's SBA borrowings is evidenced by a seven year, 8.375% interest, fully amortizing note that matures on April 1, 2000, and requires quarterly principal and interest payments of $169,872. The balance on this note was

$1.5 million as of September 30, 1997. Total principal indebtedness of the Company to the SBA as of September 30, 1997 was $12.2 million. Based on the Company's leverageable capital (as defined by the SBA), at September 30, 1997, the Company was eligible to borrow from the SBA up to a total of $14.5 million.

     The Company made debt investments of $1.1 million and $1.1 million during the first quarters of 1998 and 1997, respectively.

     The Company does not currently have a line of credit or revolving credit facility. As of September 30, 1997, the Company did not have any outstanding commitments to provide financing. The Company continues to review new investment requests, and expects to make additional commitments during the second and third quarters of 1998.

     The Company is seeking $20 million of additional capital through a private placement of its Common Stock during November and December 1997.
There is no assurance that any additional capital will be obtained. If completed, the proceeds of the Offering will be used to pay a $3.5 million cash dividend to current stockholders in order to meet one of the requirements for Subchapter M tax treatment. The remaining net proceeds will be used for making investments in current and new portfolio companies.

                     PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On July 3, August 1, and September 25, 1997 the Company issued a total 27,000 shares of common stock to directors, officers or employees of the Company who were exercising stock options. The Company received a total of $56,000 in payment for these shares. There were no underwriters or placement agents involved in the issuance of these shares and no commissions were paid. The acquirers of these shares obtained the shares for investment in their own accounts and not with a view to a distribution. Based on these facts, the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, in issuing the shares.



                            SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CAPITAL DIMENSIONS, INC.
                                        (Registrant)


November ____, 1997
                                   ------------------------------------
                                   Thomas F. Hunt, Jr.
                                   President and Chief Executive Officer



November ____, 1997
                                   ------------------------------------
                                   Dean R. Pickerell
                                   Executive Vice President and
                                   Chief Financial Officer