Form 10-Q
period 1997-12-31
CAPITAL DIMENSIONS INC
filed 1998-02-17
CIK 822874

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to _________________________

Commission File Number: 000-22721

                              CAPITAL DIMENSIONS, INC.
               (Exact name of registrant as specified in its charter)


           Minnesota                                   52-1139951
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)

7831 Glenroy Road, Suite 480, Minneapolis, MN                         55439-3132
   (Address of principal executive offices)                           (Zip Code)

                                   (612) 831-2025
                (Registrant's telephone number, including area code)

              Two Appletree Square, Suite 335, Bloomington, MN 55425 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          [ X ] Yes        [   ] No

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                              [   ] Yes        [   ] No

                       APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of December 31, 1997, the Company had outstanding 1,725,438 shares of Common Stock, no par value per share.

                                 TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION:

Item 1.        Condensed Consolidated Financial Statements (Unaudited):      3

                    Condensed Consolidated Statements of Operations
                      Three Months ended December 31, 1996 and 1997 and
                      Six Months ended December 31, 1996 and 1997            3

                    Condensed Consolidated Balance Sheets
                      June 30, 1997 and December 31, 1997                    4

                    Condensed Consolidated Statements of Cash Flows
                      Six months ended December 31, 1996 and 1997            5

                    Notes to Condensed Consolidated Financial
                      Statements                                            6-7

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        7-9


PART II.  OTHER INFORMATION                                                  10

                          PART I.-- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              CAPITAL DIMENSIONS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)


                                                       Three Months                 Six Months
                                                    Ended December 31,          Ended December 31,
                                                    ------------------          ------------------

                                                    1996          1997          1996          1997
                                                    ----          ----          ----          ----
                                                    (Dollars in thousands, except per share data)

   Interest income                                  $529          $465        $1,022          $945
   Operating expenses:
     Interest expense                                 93           246           176           502
     General and administrative expense              218           301           437           619
     Offering costs                                    -           253             -           253
     Other operating expense                          15          (13)            16            15
                                               ---------     ---------     ---------     ---------
   Total operating expenses                          326           787           629         1,389
                                               ---------     ---------     ---------     ---------
   Net operating income (loss)                       203         (322)           393         (444)
 Gains on investments in
   small business concerns:
     Realized                                        119            87           119            87
     Unrealized                                       18          (87)            18           124
                                               ---------     ---------     ---------     ---------
 Income (loss) before income taxes                   340         (322)           530         (233)
 Income taxes                                        139             -           217             -
                                               ---------     ---------     ---------     ---------
 Net income (loss)                                   201         (322)           313         (233)
 Dividends on preferred stock to SBA                  30             -            60             -
                                               ---------     ---------     ---------     ---------
 Net income (loss) applicable to common
   stock                                          $  171       $ (322)        $  253       $ (233)
                                               ---------     ---------     ---------     ---------
                                               ---------     ---------     ---------     ---------

 Basic earnings per common share                  $  .11       $ (.19)        $  .16       $ (.14)
                                               ---------     ---------     ---------     ---------
                                               ---------     ---------     ---------     ---------
 Diluted earnings per common and common
   equivalent share                               $  .10       $ (.19)        $  .15       $ (.14)
                                               ---------     ---------     ---------     ---------
                                               ---------     ---------     ---------     ---------
 Weighted average common shares
   outstanding                                 1,586,601     1,725,438     1,579,599     1,719,939
                                               ---------     ---------     ---------     ---------
                                               ---------     ---------     ---------     ---------
 Weighted average common and common
   equivalent shares outstanding               1,732,619     1,725,438     1,732,234     1,719,939
                                               ---------     ---------     ---------     ---------
                                               ---------     ---------     ---------     ---------


             See notes to condensed consolidated financial statements.

                              CAPITAL DIMENSIONS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                                      June 30,      December 31,
                                                      --------      ------------
                                                        1997            1997
                                                        ----            ----
                                                        (Dollars in thousands)

                                ASSETS:

Investments in small business concerns at fair value
  (note 3)
  Stocks                                              $  7,621         $  7,490
  Debt securities                                       13,285           12,084
  Loans                                                  3,766            4,956
                                                      --------         --------
Total investments in small business concerns            24,672           24,530
Cash and cash equivalents                                4,424            4,137
Other assets                                             1,192            1,182
                                                      --------         --------
Total assets                                          $ 30,288         $ 29,849
                                                      --------         --------
                                                      --------         --------

                 LIABILITIES and STOCKHOLDERS' EQUITY:

SBA financing                                         $ 12,154         $ 11,986
Other liabilities                                          712              519
                                                      --------         --------
Total liabilities                                       12,866           12,505


STOCKHOLDERS' EQUITY:
Liquidating interest under repurchase agreement          2,525            2,066
Common stock                                             1,446            1,502
Additional paid-in capital                               8,572            9,129
Retained earnings                                        4,879            4,647
                                                      --------         --------
Total stockholders' equity                              17,422           17,344
                                                      --------         --------
Total liabilities and stockholders' equity            $ 30,288         $ 29,849
                                                      --------         --------
                                                      --------         --------


              See notes to condensed consolidated financial statements.

                              CAPITAL DIMENSIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                           Six Months
                                                                       Ended December 31,
                                                                       ------------------
                                                                       1996             1997
                                                                       ----             ----
                                                                     (Dollars in thousands)

 Net cash (used by) provided by operating activities               $  (431)         $    388

 Cash flow from investing activities:
   Investments in small business concerns                           (2,180)          (1,750)
   Collections on debt securities and loans                             756            1,292
                                                                   --------         --------
     Total cash used in investing activities                        (1,424)            (458)

 Cash flow from financing activities:
   Proceeds from SBA note payable                                     5,301                -
   Payments on note payable to SBA                                    (252)            (273)
   Issuance of common stock                                               8               56
   Dividends paid on SBA 4% redeemable preferred stock                 (66)                -
   Redemption of SBA 4% redeemable preferred stock                  (3,000)                -
                                                                   --------         --------
     Total cash provided by (used in) financing activities            1,991            (217)

 Net increase (decrease) in cash and cash equivalents                   136            (287)

 Cash and cash equivalents at beginning of period                     3,878            4,424
                                                                   --------         --------

 Cash and cash equivalents at end of period                        $  4,014         $  4,137
                                                                   --------         --------
                                                                   --------         --------


              See notes to condensed consolidated financial statements.

                              CAPITAL DIMENSIONS, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal, recurring nature) necessary for a fair presentation of these interim results have been included. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The balance sheet at June 30, 1997 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the interim period ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

2.   INCOME TAXES AND POTENTIAL DIVIDEND

     The Company anticipates that it will qualify, and will elect, to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code for the fiscal year ending June 30, 1998. Under Subchapter M, the Company generally will be eligible to be taxed as a pass-through entity.

     If the Company meets the qualifications of Subchapter M, it must make an election to be taxed under Subchapter M status and distribute a minimum of 90% of its net income from dividends and interest. In addition, the Company may chose to distribute up to 100% of its net income from dividends and interest and up to 100% of its realized gains on investment. If this occurs, and the distribution is made within the allowed time frame following the end of its fiscal year ending June 30, 1998, the Company will not be subject to corporate income tax in fiscal 1998. Accordingly, the Company has not recorded any income tax provision for the six months ended December 31, 1997. To the extent that less than 98% of these amounts are distributed, the Company will be taxed at normal corporate tax rates plus a 4% excise tax on the undistributed portion.

     If the Company is unable to meet the requirements of Subchapter M, a tax provision equal to approximately 41% of income before tax would be necessary. If at any time during the current fiscal year it becomes apparent that the Company will not be able to meet the requirements of Subchapter M, the Company will record, in the period during which it becomes apparent, a provision for income taxes equal to approximately 41% of year-to-date income before tax at that time. This could significantly impact the reported net income amount in a future fiscal quarter.

3.   INVESTMENT IN SMALL CONCERNS

     Investments were valued at estimated fair value of $24,672 at June 30, 1997, and $24,530 at December 31, 1997. The costs of those investments were:

                                     June 30, 1997        December 31, 1997
          Stocks                         $   4,486                $   4,357
          Debt Securities                   13,285                   12,484
          Loans                              4,302                    4,966
                                         ---------                ---------
                                         $  22,073                $  21,807
                                         ---------                ---------
                                         ---------                ---------

4.   VALUATION OF INVESTMENTS

     The Company records its investments at estimated fair value as determined by the Board of Directors. Realization of the carrying value of investments is subject to future developments relating to investee companies.

     Among the factors considered by the Board of Directors in determining the fair value of investments are the cost of the investment to the Company, developments since the acquisition of the investment, the financial condition and operating results of the investee, the long-term potential of the business of the investee, the value of the underlying collateral, and other factors generally pertinent to the valuation of investments. There is no public market for any of the investments. The Board, in making its evaluation, has relied on financial data of investees and, in many instances, on estimates by the management of the Company and of the investee companies as to the potential effect of future developments. Due to the nature of the Company's investments, the valuations could differ materially in the near term.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     INTEREST INCOME. During the three months ended December 31, 1997, the Company earned interest on debt investment of $465,000, an 11.9% decrease from the $529,000 earned during the same period in 1996. This decrease in interest income resulted primarily from decreases in the dollar amount of outstanding debt investments and an increase in the dollar amount of debt investments on non-accrual status during the applicable periods, as there were no material changes in the average interest rate earned. The Company's debt investments (at cost) decreased to $17.4 million at December 31, 1997, a decrease of 8% from $18.9 million at December 31, 1996.

     INTEREST EXPENSE. The Company's interest expense, which related to SBA financing, was $246,000 for the three months ended December 31, 1997, a 165% increase over the $93,000 for the comparable period in 1996. The change in interest expense is directly related to the level of debt leverage from the SBA, which was $11.9 million as of December 31, 1997, and $9.5 million as of December 31, 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $301,000 for the quarter ended December 31, 1997, a 38% increase over the $218,000 for the comparable quarter in 1996. The increase was due to additional staff and public company expenses. General and administrative expenses as a percentage of total assets was 4.0% and 3.3% (annualized) for the respective periods.

     OFFERING COSTS. Offering costs of $253,000, related to an unsuccessful equity offering, were expensed during the quarter ended December 31, 1997.

     REALIZED GAINS. The Company's net realized gains on investment were $119,000 and $87,000 for the three months ended December 31, 1996 and 1997, respectively. These gains in each period were the result of the sale of equity investments.

     CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS. For the three months ended December 31, 1996 and 1997, the Company recorded net unrealized appreciation of investments of $18,000 and net unrealized depreciation of investments of $87,000, respectively. These changes are the result of the Company's revaluation of its portfolio in accordance with its valuation policy to reflect the change in estimated fair value of each of its portfolio assets.

     INCOME TAXES. The Company did not record a federal or state income tax benefit during the three months ended December 31, 1997 due to its expected Subchapter M election (see Financial Statements note 2). During the comparable period in 1996 the Company incurred $139,000 of income tax expense (an effective rate of 41%).


SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

     INTEREST INCOME. During the six months ended December 31, 1997, the Company earned interest on debt investment of $945,000, a 7% decrease from the $1,022,000 earned during the same period in 1996. This decrease in interest income resulted primarily from decreases in the dollar amount of outstanding investments on accrual status during the applicable periods, as there were no material changes in the average interest rate earned. The Company's debt investments (at cost) decreased to $17.4 million at December 31, 1997, a decrease of 8% from $ 18.9 million at December 31, 1996.

     INTEREST EXPENSE. The Company's interest expense, which related to SBA financing, was $502,000 for the six months ended December 31, 1997, a 185% increase over the $176,000 for the comparable period in 1996. The change in interest expense is directly related to the level of debt leverage from the SBA, which was $11.9 million as of December 31, 1997, and $9.5 million as of December 31, 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $619,000 for six months ended December 31, 1997, a 42% increase over the $437,000 for the comparable period in 1996. The increase was due to a charge related to the acceleration of two directors' stock option vesting dates, additional staff, and public company expenses. General and administrative expenses as a percentage of total assets was 4.1% and 3.4% (annualized) for the respective periods.

     OFFERING COSTS. Offering costs of $253,000, related to an unsuccessful equity offering, were expensed during the quarter ended December 31, 1997.

     REALIZED GAINS. The Company's net realized gains on investment were $119,000 and $87,000 for the six months ended December 31, 1996 and 1997, respectively. These gains in each period were the result of the sale of equity investments.

     CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS. For the six months ended December 31, 1996 and 1997, the Company recorded net unrealized appreciation of investments of $18,000 and $124,000, respectively. These changes are the result of the Company's revaluation of its portfolio in accordance with its valuation policy to reflect the change in estimated fair value of each of its portfolio assets.

     INCOME TAXES. The Company did not record a federal or state income tax benefit during the six months ended December 31, 1997 due to its expected Subchapter M election (see Financial Statements note 2). During the comparable period in 1996 the Company incurred $217,000 (an effective rate of 41%).


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $4.1 million in cash and cash equivalents. The Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA-sponsored SBIC debenture program, principal payments on debt investments, and sales of the Company's equity positions in certain portfolio companies. Principal payments made to the Company on its debt investments were $756,000 and $1,292,000 during the six months ended December 31, 1996 and 1997, respectively. For the third quarter of fiscal 1998, the expected principal payments owed to the Company on existing debt investments are $1,244,000. Cash proceeds from the sale of investments were $115,000 and $940,000 for the six months ended December 1996 and 1997,
respectively.   Cash proceeds from the sale of investments during the third quarter of fiscal 1998 are expected to exceed $914,000.

     The Company borrowed $2.0 million from the SBA in March 1996, $5.5 million in December 1996 and $3.0 million in June 1997. These borrowings are evidenced by three debentures which bear interest at 7.08%, 7.08%, and 7.07%,
respectively.   Interest only is payable semi-annually, with maturities of $7.5 million in 2006 and $3.0 million in 2007, and can be prepaid without penalty after five years. The remaining portion of the Company's SBA borrowings is evidenced by a seven year, 8.375% interest, fully amortizing note that matures on April 1, 2000, and requires quarterly principal and interest payments of $169,872. The balance on this note was $1.4 million as of December 31, 1997. Total indebtedness of the Company to the SBA as of December 31, 1997 was $11.9 million. Based on the Company's leverageable capital (as defined by the SBA), at December 31,1997, the Company was eligible to borrow from the SBA up to a total of $16.4 million.

     The Company made debt investments of $1.8 million and $2.2 million during the six months ended December 31, 1996 and 1997, respectively.

     The Company does not currently have a line of credit or revolving credit facility. As of December 31, 1997, the Company did not have any outstanding commitments to provide financing. The Company continues to review new investment requests, and expects to make additional commitments during the third and fourth quarters of fiscal 1998.

                             PART II -- OTHER INFORMATION

Item 1. Not Applicable

ITEM 2. Not Applicable

ITEM 3. NOT APPLICABLE

ITEM 4. NOT APPLICABLE

ITEM 5. NOT APPLICABLE

ITEM 6. NOT APPLICABLE



                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPITAL DIMENSIONS, INC.
                                                     (Registrant)


February     , 1998
         ----                            --------------------------------------
                                         Thomas F. Hunt, Jr.
                                         President and Chief Executive Officer

February     , 1998
         ----                            --------------------------------------
                                         Dean R. Pickerell
                                         Executive Vice President and
                                         Chief Financial Officer