Form 10-Q
period 1998-03-31
CAPITAL DIMENSIONS INC
filed 1998-05-15
CIK 822874

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                          or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to ________________________

Commission File Number: 000-22721

                               CAPITAL DIMENSIONS, INC.
                (Exact name of registrant as specified in its charter)

                   Minnesota                                      52-1139951
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

7831 Glenroy Road, Suite 480, Minneapolis, MN                     55439-3132
 (Address of principal executive offices)                         (Zip Code)

                                   (612) 831-2025
                (Registrant's telephone number, including area code)

              Two Appletree Square, Suite 335, Bloomington, MN  55425
               (Former name, former address and former fiscal year,
                             if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             /X/ Yes        / / No

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                     / / Yes         / / No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1998, the Company had outstanding 1,725,438 shares of Common Stock, no par value per share.

                                  TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.        FINANCIAL INFORMATION:

Item 1.        Condensed Consolidated Financial Statements (Unaudited):       3

                 Condensed Consolidated Statements of Income
                   Three Months ended March 31, 1997 and 1998 and
                   Nine Months ended March 31, 1997 and 1998                  3

                 Condensed Consolidated Balance Sheets
                   June 30, 1997 and March 31, 1998                           4

                 Condensed Consolidated Statements of Cash Flows
                   Nine months ended March 31, 1997 and 1998                  5

                 Notes to Condensed Consolidated Financial Statements       6-7

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8-10

PART II.   OTHER INFORMATION                                                 11

                           PART I.-- FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               CAPITAL DIMENSIONS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                             Three Months                           Nine Months
                                                            Ended March 31,                        Ended March 31,
                                                    ----------------------------          ------------------------------
                                                         1997               1998                1997                1998
                                                    ---------         ----------          ----------          ----------
                                                            (Dollars in thousands, except share and per share data)
Interest income                                      $   840             $   704             $ 1,862             $ 1,650
Operating expenses:
  Interest expense                                       194                 227                 370                 729
  General and administrative expense                     230                 285                 667                 904
  Offering costs                                           -                   -                   -                 253
  Other operating expense                                 30                  18                  46                  33
                                                   ---------           ---------           ---------           ---------
Total operating expenses                                 454                 531               1,083               1,920
                                                   ---------           ---------           ---------           ---------
Net operating income (loss)                              386                 173                 779                (270)
Gains on investments in small business
 concerns:
  Realized                                              (214)                 27                 (95)                114
  Unrealized                                           1,491                 173               1,509                 297
                                                   ---------           ---------           ---------           ---------
Income (loss) before income taxes                      1,662                 373               2,192                 141
Income/excise taxes                                      676                  19                 893                  19
                                                   ---------           ---------           ---------           ---------
Net income (loss)                                        986                 354               1,299                 122
Dividends on preferred stock to SBA                       (4)                  -                  56                   -
                                                   ---------           ---------           ---------           ---------
Net income (loss) applicable to common stock         $   990             $   354             $ 1,243             $   122
                                                   ---------           ---------           ---------           ---------
                                                   ---------           ---------           ---------           ---------
Basic earnings per common share                      $   .60             $   .21             $   .78             $   .07
                                                   ---------           ---------           ---------           ---------
                                                   ---------           ---------           ---------           ---------
Diluted earnings per common share                    $   .54             $   .19             $   .71             $   .07
                                                   ---------           ---------           ---------           ---------
                                                   ---------           ---------           ---------           ---------
Weighted average common shares outstanding
 (basic)                                           1,638,147           1,725,438           1,599,114           1,721,771
                                                   ---------           ---------           ---------           ---------
                                                   ---------           ---------           ---------           ---------
Weighted average common shares outstanding
 (assuming dilution)                               1,849,908           1,898,083           1,761,681           1,897,649
                                                   ---------           ---------           ---------           ---------
                                                   ---------           ---------           ---------           ---------

              See notes to condensed consolidated financial statements.

                               CAPITAL DIMENSIONS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                     June 30,         March 31,
                                                      1997              1998
                                                   ---------         ---------
                                                      (Dollars in thousands)
                                        ASSETS:
Investments in small business concerns at
 fair value (note 3)
  Stocks                                           $   7,621         $   7,661
  Debt securities                                     13,285             6,876
  Loans                                                3,766             9,462
                                                   ---------         ---------
Total investments in small business concerns          24,672            23,999
Cash and cash equivalents                              4,424             3,907
Other assets                                           1,192             1,151
                                                   ---------         ---------
Total assets                                       $  30,288         $  29,057
                                                   ---------         ---------
                                                   ---------         ---------

                       LIABILITIES AND STOCKHOLDERS' EQUITY:

SBA financing                                      $  12,154         $  10,840
Other liabilities                                        712               519
                                                   ---------         ---------
Total liabilities                                     12,866            11,359

STOCKHOLDERS' EQUITY:
Liquidating interest under repurchase agreement        2,525                 -
Common stock                                           1,446             1,502
Additional paid-in capital                             8,572            11,195
Retained earnings                                      4,879             5,001
                                                   ---------         ---------
Total stockholders' equity                            17,422            17,698
                                                   ---------         ---------
Total liabilities and stockholders' equity         $  30,288         $  29,057
                                                   ---------         ---------
                                                   ---------         ---------

              See notes to condensed consolidated financial statements.

                               CAPITAL DIMENSIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                                  Nine Months
                                                                                Ended March 31,
                                                                       ------------------------------
                                                                           1997                  1998
                                                                       --------              --------
                                                                            (Dollars in thousands)
Net cash (used by) provided by operating activities                    $  (455)              $   813

Cash flow from investing activities:
  Investments in small business concerns                                (3,025)               (1,943)
  Collections on debt securities and loans                                 767                 2,211
                                                                       -------               -------
    Total cash (used by) provided by investing activities               (2,258)                  268

Cash flow from financing activities:
  Proceeds from SBA note payable                                         5,301                     -
  Payments on note payable to SBA                                         (381)               (1,654)
  Issuance of common stock                                                   8                    56
  Dividends paid on SBA 4% redeemable preferred stock                      (66)                    -
  Redemption of SBA 4% redeemable preferred stock                       (3,000)                    -
                                                                       -------               -------
    Total cash provided by (used by) financing activities                1,862                (1,598)

Net decrease in cash and cash equivalents                                 (851)                 (517)

Cash and cash equivalents at beginning of period                         3,878                 4,424
                                                                       -------               -------
Cash and cash equivalents at end of period                             $ 3,027               $ 3,907
                                                                       -------               -------
                                                                       -------               -------

              See notes to condensed consolidated financial statements.

                               CAPITAL DIMENSIONS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal, recurring nature) necessary for a fair presentation of these interim results have been included. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The balance sheet at June 30, 1997 has been derived from the audited financial statements included in the Annual Report on Form 10-K. The results for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, where appropriate, restated to conform to the Statement 128 requirements.

2.   INCOME TAXES AND POTENTIAL DIVIDEND

     The Company anticipates that it will qualify, and will elect, to be taxed as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code for the fiscal year ending June 30, 1998. Under Subchapter M, the Company generally will be eligible to be taxed as a pass-through entity.

     If the Company meets the qualifications of Subchapter M, it must make an election to be taxed under Subchapter M status and distribute a minimum of 90% of its net income from dividends and interest. In addition, the Company may chose to distribute up to 100% of its net income from dividends and interest and up to 100% of its realized gains on investment. If this occurs, and the distribution is made within the allowed time frame following the end of its fiscal year ending June 30, 1998, the Company will not be subject to corporate income tax in fiscal 1998. Accordingly, the Company has not recorded an income tax provision for the three or nine months ended March 31, 1998. To the extent that less than 98% of these amounts are distributed, the Company will be taxed at normal corporate tax rates plus a 4% excise tax on the undistributed portion. The Company recorded $19,000 in excise tax due to undistributed earnings.

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

3.   INVESTMENTS IN SMALL CONCERNS

     Investments were valued at estimated fair value of $24,672 at June 30, 1997, and $23,999 at March 31, 1998. The costs of those investments were:

                                      June 30, 1997      March 31, 1998
                                      -------------      --------------
     Stocks                             $  4,486            $  4,355
     Debt Securities                      13,285               7,276
     Loans                                 4,302               9,472
                                        --------            --------
                                        $ 22,073            $ 21,103
                                        --------            --------
                                        --------            --------

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

5.   MERGER AGREEMENT WITH MEDALLION FINANCIAL CORPORATION

     On March 6, 1998, the Company entered into a merger agreement with Medallion Financial Corporation. The Merger Agreement provides that the Merger will be consummated if the approval of the CDI shareholders required therefor is obtained and all other conditions to the Merger are satisfied or waived. Upon consummation of the Merger, CDI will become a wholly owned subsidiary of Medallion.

     Upon consummation of the Merger, each outstanding share of CDI Common Stock will be automatically converted into and represent that number of shares of Medallion Common Stock equal to the quotient obtained by dividing (x) $15.50 by (y) the average closing sale prices per share of Medallion Common Stock on the NASDAQ National Market for the 20 trading days which immediately precede the business day immediately preceding the Closing Date, provided, however, that if such average exceeds $26.00, the divisor shall be $26.00, and if such average is less than $23.50, the divisor shall be $23.50. Cash will be paid in lieu of fractional shares.

6.   NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) NO. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which will be effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company does not anticipate the adoption of SFAS No. 131 will have a significant effect on its disclosures.

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

     The Company's financial performance is composed of four primary elements. The first is "income before gains (losses) on investments," which is the difference between the Company's income from interest and fees and its total operating expenses, including interest expense. Interest income is earned on debt investments and the temporary investment of funds available for investment in portfolio companies, which are presented in the Company's balance sheets as cash equivalents. The second element is "realized gains (losses) on investments," which is the difference between the proceeds received from the disposition of portfolio assets in the aggregate during the period and the cost of such portfolio assets. The third element is the "change in unrealized appreciation (depreciation) of investment," which is the net change in the estimated fair values at the beginning of the period or the cost of such portfolio assets, if purchased during the period.
Generally, "realized gains (losses) on investment" and "changes in unrealized appreciation (depreciation) of investments" are inversely related. When an appreciated asset is sold to realize a gain, a decrease in unrealized appreciation occurs when the gain associated with the asset is transferred from the "unrealized" category to the "realized" category. Conversely, when a loss is realized by the sale or other disposition of a depreciated portfolio asset, the reclassification of the loss from "unrealized" to "realized" causes an increase in net unrealized appreciation and an increase in realized loss. The fourth element is "tax expense." The Company intends to qualify for taxation under Subchapter M for its fiscal year ending June 30, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     INTEREST INCOME. During the three months ended March 31, 1998, the Company earned interest on debt investments of $704,000, a 16% decrease from the $840,000 earned during the same period in 1997. This decrease in interest income resulted primarily from decreases in the average dollar amount of outstanding debt investments and an increase in the dollar amount of debt investments on non-accrual status during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. There were no material changes in the average interest rate earned. The Company's debt investments (at cost) decreased 16% to $16.8 million at March 31, 1998 from $20 million at March 31, 1997.

     INTEREST EXPENSE. The Company's interest expense, which related to SBA financing, was $227,000 for the three months ended March 31, 1998, a 17% increase over the $194,000 for the comparable period in 1997. The change in interest expense is directly related to the level of debt leverage from the SBA, which was $10.8 million as of March 31, 1998, and $9.3 million as of March 31, 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $285,000 for the quarter ended March 31, 1998, a 24% increase from $230,000 for the comparable quarter in 1997. The increase was due to additional staff and public company expenses. General and administrative expenses as a percentage of total assets was 4.0% and 3.3% (annualized) for the respective periods.

     REALIZED GAINS (LOSSES). The Company's net realized gains (losses) on investment were $27,000 and ($214,000) for the three months ended March 31, 1998 and 1997, respectively. The gain was the result of the sale of equity investments. The loss was the result of recognizing losses on investments.

     CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS. For the three months ended March 31, 1998 and 1997, the Company recorded net unrealized appreciation of investments of $173,000 and $1.5 million, respectively. These changes are the result of the Company's revaluation of its portfolio in accordance with its valuation policy to reflect the change in estimated fair value of each of its portfolio assets.

     INCOME/EXCISE TAXES. The Company did not record a federal or state income tax provision during the three months ended March 31, 1998 due to its expected Subchapter M election (see Financial Statements note 2). The Company did record $19,000 of excise tax related to delayed earnings distribution. During the comparable period in 1997 the Company incurred $676,000 of income tax expense (an effective rate of 41%).

NINE MONTHS ENDED MARCH 31, 1998 AND 1997

     INTEREST INCOME. During the nine months ended March 31, 1998, the Company earned interest on debt investments of $1.7 million, a 10% decrease from the $1.9 million earned during the same period in 1997. This decrease in interest income resulted primarily from decreases in the total investments and in the dollar amount of outstanding investments on accrual status during the applicable periods. There were no material changes in the average interest rate earned. The Company's debt investments (at cost) decreased 16% to $16.8 million at March 31, 1998 from $ 20 million at March 31, 1997.

     INTEREST EXPENSE. The Company's interest expense, which related to SBA financing, was $729,000 for the nine months ended March 31, 1998, a 97% increase over the $370,000 for the comparable period in 1997. The change in interest expense is directly related to the timing of the receipt of debt leverage and the level of debt leverage from the SBA, which was $10.8 million as of March 31, 1998, and $9.3 million as of March 31, 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $904,000 for nine months ended March 31, 1998, a 35.5% increase over the $667,000 for the comparable period in 1997. The increase was due to a charge related to the acceleration of two directors' stock option vesting dates, additional staff, and public company expenses. General and administrative expenses as a percentage of total assets was 4.1% and 3.4% (annualized) for the respective periods.

     OFFERING COSTS. Offering costs of $253,000, related to an unsuccessful equity offering, were expensed during the nine months ended March 31, 1998.

     REALIZED GAINS (LOSSES). The Company's net realized gains (losses) on investment were $114,000 and ($95,000) for the nine months ended March 31, 1998 and 1997, respectively. The gain was the result of the sale of equity investments. The loss was the result of recognizing losses on investments.

     CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS. For the nine months ended March 31, 1998 and 1997, the Company recorded net unrealized appreciation of investments of $297,000 and $1.5 million, respectively. These changes are the result of the Company's revaluation of its portfolio in accordance with its valuation policy to reflect the change in estimated fair value of each of its portfolio assets.

     INCOME/EXCISE TAXES. The Company did not record a federal or state income tax provision during the nine months ended March 31, 1998 due to its expected Subchapter M election (see Financial Statements note 2). The Company did record $19,000 of excise tax related to delayed earnings distribution. During the comparable period in 1997 the Company incurred $893,000 (an effective rate of 41%).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had $3.9 million in cash and cash equivalents. The Company's principal sources of capital to fund its portfolio growth have been borrowings through the SBA-sponsored SBIC debenture program, principal payments on debt investments, and sales of the Company's equity positions in certain portfolio companies. Principal payments made to the Company on its debt investments were $2,211,000 and $767,000 during the nine months ended March 31, 1998 and 1997, respectively. For the fourth quarter of fiscal 1998, the expected principal payments owed to the Company on existing debt investments are $19,000. Cash proceeds from the sale of investments were $940,000 and $115,000 for the nine months ended March 31, 1998 and 1997, respectively. Cash proceeds from the sale of investments during the fourth quarter of fiscal 1998 are expected to exceed $914,000.

     The Company borrowed $2.0 million from the SBA in March 1996, $5.5 million in December 1996 and $3.0 million in June 1997. These borrowings are evidenced by three debentures which bear interest at 7.08%, 7.08%, and 7.07%,
respectively.   Interest only is payable semi-annually, with maturities of
$7.5 million in 2006 and $3.0 million in 2007, and can be prepaid without penalty after five years. The Company repaid $1.4 million to the SBA on February 6, 1998, which was the outstanding balance of an 8.375 % interest, fully amortizing loan that was to mature on April 1, 2,000. Repayment of the loan terminated a 3% preferred stock buyback agreement with the SBA. Total indebtedness of the Company to the SBA as of March 31, 1998 was $10.8 million. Based on the Company's leverageable capital (as defined by the SBA), at March 31, 1998, the Company was eligible to borrow from the SBA up to a total of $16.4 million.

     The Company made debt investments of $1.9 million and $3 million during the nine months ended March 31, 1998 and 1997, respectively.

     The Company does not currently have a line of credit or revolving credit facility. As of March 31, 1998, the Company did not have any outstanding commitments to provide financing. The Company continues to review new investment requests, and expects to make additional commitments during the fourth quarter of fiscal 1998.

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

                                       CAPITAL DIMENSIONS, INC.
                                             (Registrant)

May __, 1998
                                       ---------------------------------------
                                       Thomas F. Hunt, Jr.
                                       President and Chief Executive Officer


May __, 1998
                                       ---------------------------------------
                                       Dean R. Pickerell
                                       Executive Vice President and
                                       Chief Financial Officer